Form 10-K
period 2024-12-31
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2025-02-19
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024

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
The aggregate market value of the voting stock held by non-affiliates of American Airlines Group Inc. as of June 30, 2024, was approximately $7.4 billion. As of February 14, 2025, there were 657,575,582 shares of American Airlines Group Inc. common stock outstanding.
As of February 14, 2025, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

OMISSION OF CERTAIN INFORMATION
American Airlines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the information otherwise called for by Items 10-13 of Form 10-K as allowed under General Instruction I(2)(c).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement related to American Airlines Group Inc.’s 2025 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of American Airlines Group Inc.’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-K
Year Ended December 31, 2024

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
•We have significant pension and other postretirement benefit funding obligations.
•If our financial condition worsens, provisions in our credit card processing and other commercial agreements may adversely affect our liquidity.
•The loss of key personnel who we depend on to operate our business, or the inability to attract, develop and retain additional qualified personnel could adversely affect our business.
•Our business has been and will continue to be materially affected by many changing economic, geopolitical, commercial, regulatory and other conditions beyond our control, including global events that affect travel behavior.
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
•Risks of losses and adverse publicity from any public incidents involving our company, people or brand.
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
•Our ability to utilize our NOLs and other carryforwards may be limited, and any new U.S. and international tax legislation may adversely affect our financial condition, results of operations and cash flows.

•We have a significant amount of goodwill, which is assessed for impairment at least annually. We may never realize the full value of our intangible or long-lived assets, causing us to record material impairment charges.
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
•Our business is subject to extensive government regulation.
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
•We rely heavily on technology and automated systems, including artificial intelligence, to operate our business, and any failures could harm our business, results of operations and financial condition.
•Evolving data privacy requirements could increase our costs, and any significant data privacy incident could disrupt our operations, harm our reputation, expose us to legal risks and otherwise materially adversely affect our business, results of operations and financial condition.
•We are exposed to risks from cyberattacks, and any cybersecurity incidents involving us, our third-party service providers, or one of our AAdvantage partners or other business partners.
•We rely on third-party distribution channels and must effectively manage the costs, rights and functionality of these channels.
•If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future.
•Interruptions or disruptions in service at one of our key facilities.
•Increases in insurance costs or reductions in insurance coverage, and heavy taxation of the airline industry.

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
Airline Operations
Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, our primary business activity is the operation of a major network air carrier, providing scheduled air transportation for passengers and cargo through our hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. and partner gateways, including in London, Doha, Madrid, Seattle/Tacoma, Sydney and Tokyo (among others). We provide service to over 350 destinations around the world, and in 2024, over 226 million passengers boarded our flights as we launched more than 50 new routes, including from New York to Tokyo, Dallas/Fort Worth to Brisbane, Philadelphia to Copenhagen and Philadelphia to Nice. We also announced over 20 new or expanded routes for customers to explore in 2025, including to trans-Atlantic destinations such as Milan, Rome, Venice and Naples in Italy and Athens, Greece.
As of December 31, 2024, we operated 977 mainline aircraft supported by our wholly-owned regional airline subsidiaries and third-party regional carriers, which together operated an additional 585 regional aircraft. See Part I, Item 2. Properties for further discussion of our mainline and regional aircraft and “Regional” below for further discussion of our regional operations.
American is a founding member of the oneworld® Alliance, which brings together a global network of 13 world-class member airlines and their affiliates, working together to provide a superior and seamless travel experience. See “Distribution and Marketing Agreements” below for further discussion on the oneworld Alliance and other agreements with domestic and international airlines.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “2024 Financial Overview,” “AAG’s Results of Operations” and “American’s Results of Operations” for further discussion of AAG’s and American’s operating results and operating performance. Also, see Note 1(m) to each of AAG’s and American’s Consolidated Financial Statements in Part II, Items 8A and 8B, respectively, for passenger revenue by geographic region and Note 13 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 12 to American’s Consolidated Financial Statements in Part II, Item 8B for segment disclosures.
Regional
Our regional carriers provide scheduled air transportation under the brand name “American Eagle.” The American Eagle carriers include our wholly-owned regional carriers Envoy Air Inc. (Envoy), PSA and Piedmont, as well as third-party regional carriers including Republic Airways Inc. (Republic), SkyWest Airlines, Inc. (SkyWest) and Air Wisconsin Airlines LLC (Air Wisconsin). Our regional carriers are an integral component of our operating network. We rely heavily on regional carriers to serve small markets and also to drive connecting traffic to our hubs from markets that are not economical for us to serve with larger, mainline aircraft. In addition, regional carriers offer complementary service in many of our mainline markets. All American Eagle carriers use logos, service marks, aircraft paint schemes and uniforms similar to those of our mainline operations. In 2024, 54 million passengers boarded our regional flights, approximately 45% of whom connected to or from our mainline flights. In January 2025, we announced a wind-down of our relationship with Air Wisconsin, which we expect to conclude in the second quarter of 2025.

Our regional carrier arrangements are principally in the form of capacity purchase agreements with our third-party regional partners and similar arrangements with our wholly-owned affiliates which provide that all revenues, including passenger, in-flight, ancillary, mail and freight revenues, go to us. We control marketing, scheduling, ticketing, pricing and seat inventories. In return, we agree to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that we either reimburse or pay 100% of certain variable costs, such as airport landing fees, fuel and passenger liability insurance.
Cargo
Our cargo division provides a wide range of freight and mail services, with facilities and interline connections available across the globe. In 2024, we served approximately 21,000 unique origin and destination pairs, transporting over 1.0 billion pounds of time-sensitive freight and mail across our network. We continue to focus on enhancements that enable us to better serve our customers, including expanding our digital offerings, which provide greater efficiency, increased accuracy, 24/7 access to search schedules, and the ability to check availability, retrieve rates and make bookings.
Distribution and Marketing Agreements
Passengers can purchase tickets for travel on American through several distribution channels, including our website (www.aa.com), our mobile app and our reservations centers, and through third-party distribution channels, including conventional travel agents, travel management companies and online travel agents (e.g., Expedia, including its booking sites Orbitz and Travelocity, and Booking Holdings, including its booking sites Kayak and Priceline). Over the last decade, American has been a leader in deploying new distribution technologies such as IATA New Distribution Capability (NDC) technology, which is now the primary means by which we distribute our content to third parties through aggregators (e.g., Amadeus, Sabre, Travelport and Travelfusion) or through direct connections. NDC technology provides customers access to enhanced content and functionality, providing a simplified booking experience, and enabling us to provide more relevant, tailored offers to customers.
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
Member of oneworld Alliance
American is a founding member of the oneworld Alliance, which currently includes Alaska Airlines, British Airways, Cathay Pacific, Finnair, Iberia, Japan Airlines, Malaysia Airlines, Qantas Airways (Qantas), Qatar Airways, Royal Air Maroc, Royal Jordanian Airlines and SriLankan Airlines. Oman Air is expected to join the oneworld Alliance in 2025. Fiji Airways is currently a oneworld connect partner offering select alliance benefits to oneworld frequent flyers and is expected to become a full member of the oneworld Alliance in 2025. The oneworld Alliance links the networks of member carriers and their respective affiliates to enhance customer service and provide smooth connections to the destinations served by the alliance, including linking member carriers’ loyalty programs and providing reciprocal access to the carriers’ airport lounge facilities.
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
We also have established a strategic alliance with Alaska Airlines and a strategic alliance with Qatar Airways in order to provide customers with improved schedules and network connection opportunities, enhanced loyalty program reciprocity and cooperation in other areas.

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
Marketing Relationships
To improve access to each other’s markets, various U.S. and foreign air carriers, including American, have established marketing agreements with other airlines. These marketing agreements vary in scope and are intended to provide enhanced customer choice by means of an expanded network with reciprocal loyalty program participation, but do not involve the same level of cooperation as our joint businesses or strategic alliances. As of December 31, 2024, in addition to the relationships described above, American had codeshare, marketing and/or loyalty program relationships with Air Tahiti Nui, Cathay Pacific, China Southern Airlines Company Limited (China Southern Airlines), Etihad Airways, Fiji Airways, GOL Linhas Aéreas Inteligentes S.A. (GOL), Gulf Air, Hawaiian Airlines, IndiGo, JetSMART, Jetstar, Jetstar Japan, Korean Air Lines, Malaysia Airlines, Philippine Airlines, Royal Air Maroc, Royal Jordanian Airlines, SriLankan Airlines and Vueling Airlines.
AAdvantage® Program
Our AAdvantage program was established to develop passenger loyalty by offering benefits and rewards to travelers for their continued patronage with American and our partners. AAdvantage members enjoy exclusive benefits and earn AAdvantage mileage credits (miles) for flying on eligible tickets on American, any oneworld Alliance airline or other partner airlines. For every dollar spent by flying on an eligible American ticket, members earn mileage credits, and AAdvantage Gold®, AAdvantage Platinum®, AAdvantage Platinum Pro® and AAdvantage Executive Platinum® status holders earn additional bonus mileage credits of 40%, 60%, 80% and 120%, respectively. Members also earn mileage credits by using the services of more than 1,000 non-flight partners, such as our co-branded credit cards, certain hotel and car rental companies and shopping and dining partners. The AAdvantage program in general, and our co-branded credit card programs in particular, are material assets of our business and have become increasingly important to our company over time. In December 2024, we announced a 10-year agreement with Citibank N.A. (Citi) to become the exclusive issuer of the AAdvantage co-branded credit card portfolio in the U.S. starting in 2026. During 2024 and 2023, cash payments from co-branded credit card and other partners were $6.1 billion and $5.2 billion, respectively, an increase of 17% year-over-year. Cash remuneration in 2024 included a one-time cash payment related to the new co-branded credit card agreement announced in December 2024.
Mileage credits can be redeemed for travel and upgraded experiences on American and participating airlines, access to our Admirals Club® and Flagship Lounges®, or for other non-flight awards, such as car rentals and hotels, from our program partners. Travel awards are available on all flights operated by American and, subject to capacity-controlled seating, on flights operated by our partners. A member’s mileage credits generally do not expire if that member has any type of qualifying activity at least once every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. AAdvantage members qualify for status over a 12-month period beginning on March 1 of each year by earning Loyalty Points, which can be earned through a variety of qualifying travel and non-travel activities, including use of our co-branded credit cards. Status members can enjoy additional travel benefits of the AAdvantage program, including complimentary upgrades, checked bags, and Preferred and Main Cabin Extra seats, as well as priority check-in, security, boarding and baggage delivery when traveling on American, any oneworld Alliance airline or select partner airlines. In addition, AAdvantage members can unlock benefits, rewards and choices before, between and beyond the traditional status tiers with Loyalty Point Rewards. AAdvantage Business, our business loyalty program, rewards both eligible companies with AAdvantage miles and their travelers with additional Loyalty Points when booking business travel.
In 2024, the digital news outlet, The Points Guy, selected AAdvantage as the Best U.S. Airline Loyalty Program for the second consecutive year based on the ease of earning miles, the value of mileage redemptions and benefits offered by the program.

Under our agreements with AAdvantage members and program partners, we reserve the right to change the terms of the AAdvantage program at any time and without notice. Program rules, partners, special offers, awards and requisite mileage levels for awards are subject to change.
During 2024, our members redeemed approximately 15 million awards, including travel redemptions for flights and upgrades on American and other air carriers, as well as redemption of car and hotel awards, club memberships and merchandise, among others. Approximately 9% of our 2024 total revenue passenger miles flown were from award travel.
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
On all of our routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, targeted promotions and loyalty program initiatives. Airlines typically use discounted fares and other promotions to stimulate traffic during normally weak travel periods, when they begin service to new cities, when they have excess capacity, to generate cash flow, to maximize revenue per available seat mile or to establish, increase or preserve market share. Most airlines will quickly match price reductions in a particular market, and we have often elected to match discounted or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. In addition, we face pricing pressures from so-called ultra-low-cost carriers, such as Allegiant Air, Frontier Airlines and Spirit Airlines, which compete in many of the markets in which we operate.
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
International
In addition to our extensive domestic service, we provide international service to Canada, Mexico, the Caribbean, Central and South America, Europe, Qatar, China, Japan, South Korea, India, Australia and New Zealand. In providing international air transportation, we compete with other U.S. airlines, foreign investor-owned airlines and foreign state-owned or state-affiliated airlines. Competition has also been increasing from low-cost airlines executing international long-haul expansion strategies, a trend we expect to continue, in particular with the planned introduction of long-range narrowbody aircraft in the coming years.
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
We have received recognition for our progress toward our sustainability goals. In 2024, we returned to the Dow Jones Sustainability World Index for the second consecutive year and to the Dow Jones Sustainability North America Index for the fourth consecutive year.
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
The vast majority of our direct GHG emissions come from the use of jet fuel in our operations. Our current strategy for reaching net zero GHG emissions by 2050 is focused on running a more fuel-efficient operation, with more fuel-efficient aircraft, powered by low-carbon fuel. To do so, we are working to drive progress across several key levers, including:
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
Achieving our ambitious goals will require significant action and investments by governments, manufacturers and other stakeholders. We are committed to engaging with our stakeholders to seek to advance these initiatives and have dedicated resources to advance our own progress. Our Board of Directors and Corporate Governance and Public Responsibility Committee receive updates on our climate strategy, progress and key risks regularly. Our Chief Executive Officer is responsible for oversight of our climate change strategy.
Safety
The safety of our customers and team members is a top priority. Our approach to safety is guided by our Federal Aviation Administration (FAA)-approved safety management systems (SMS), an organization-wide approach to identifying and managing risk. Each SMS is comprised of four components: Safety Policy, Safety Assurance, Safety Risk Management and Safety Promotion. Our Safety Policy sets safety objectives while striving to comply with applicable regulatory requirements and laws in the countries where we operate and establishing standards for acceptable operational behaviors.
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
Customers
We fly to over 350 destinations in the United States and internationally, and we are committed to providing our customers with a world-class travel experience. We continued to rigorously measure and track customer satisfaction through passenger surveys in 2024, efforts that led to further improvements in our operations and the services we provide.

In 2024, we were recognized for the seventh consecutive year with the prestigious Five Star rating in The APEX Official Airline Ratings – Global Airline category. This rating is based on verified customer feedback on the overall travel experience.
Our People
The airline business is labor intensive, and our team members are critical to delivering for our customers. The operational complexity of our business requires a diverse team of personnel trained and experienced in a variety of technical areas such as flight operations, ground operations, safety and maintenance, customer service and airline scheduling and planning. Fostering a culture where our team members feel supported to take care of our customers is critical to our success. To do this, we must continue to hire the best and the brightest, ensure that people from all backgrounds are aware of the opportunities that exist in aviation, and create a culture where everyone can reach their full potential and thrive.
In 2024, mainline and regional salaries, wages and benefits were our largest expense and represented 36% of our total operating expenses. As of December 31, 2024, we had approximately 133,300 active full-time equivalent employees, approximately 87% of whom were represented by various labor unions responsible for negotiating the collective bargaining agreements (CBAs) governing their compensation and job duties, among other things.
Talent Development
We focus on providing our team members with the tools, training and resources they need to do their best work. We maintain a suite of programs aimed at helping our people develop the skills and experience they need to succeed in their roles and build rewarding, long-term careers within our company. Additionally, we have partnered with leading online learning platforms to make professional development available on-demand to all of our team members.
Our Culture
We seek to hire the best and brightest and to create a workplace where all perspectives and experiences are welcomed, valued and encouraged and where every individual, regardless of their national origin, religion, race, gender, sexual orientation or background, not only knows they belong, but that they can thrive at our company. Our goal is to make culture a competitive advantage so people will want to work with us, fly with us and invest in us. We believe in:
•Hiring, engaging and retaining the best and the brightest talent for growth;
•Delivering excellence in our operations to serve and expand our global markets;
•Striving to have our teams build connections and trust with all who fly with us; and
•Driving industry innovation to build competitive advantages.
In 2024, we received a perfect score on the Disability Equality Index for the ninth consecutive year and were named one of the best places to work for disability inclusion.
Competitive Pay and Comprehensive Benefits
We seek to offer competitive pay, comprehensive benefits and a wide variety of resources designed to support the physical, behavioral and financial well-being of our team members and their families, including medical coverage that is intended to be affordable and flexible along with healthcare navigation and support tools.
Our internal recognition programs give team members and customers the opportunity to show their appreciation for a job well done, including through our Nonstop Thanks program whereby team members can award each other points for exceptional service or as an expression of gratitude. Recognition points earned through the recognition program can be redeemed for items in an online catalog. In 2024, our team members were recognized by customers, peers and company leaders approximately three million times and more than 1,300 peer nominations were submitted for the annual Circle of Excellence, the highest honor that we bestow upon our team members for their career achievements.

Our future success depends in large part on our ability to attract, develop and retain highly qualified management, technical and other personnel. We may not be successful in attracting, developing or retaining key personnel or other highly qualified personnel. In addition, competition for skilled personnel has intensified and may continue to intensify if overall industry capacity continues to increase and/or we were to incur attrition at levels higher than we have historically. For more discussion, see Part I, Item 1A. Risk Factors – “The loss of key personnel who we depend on to operate our business, or the inability to attract, develop and retain additional qualified personnel could adversely affect our business.”
Labor Relations
Labor relations in the air transportation industry are regulated under the Railway Labor Act (RLA), which vests in the National Mediation Board (NMB) certain functions with respect to disputes between airlines and labor unions relating to union representation and CBAs.
The following table shows our domestic airline employee groups that are represented by unions:

Union	Class or Craft	Employees (1)	Contract Amendable Date
Mainline:
Allied Pilots Association (APA)	Pilots	14,350	2027
Association of Professional Flight Attendants (APFA)	Flight Attendants	25,520	2029
Airline Customer Service Employee Association – Communications Workers of America and International Brotherhood of Teamsters (CWA-IBT)	Passenger Service	13,680	2029
Transport Workers Union and International Association of Machinists & Aerospace Workers (TWU-IAM Association)	Mechanics and Related	12,980	2027
TWU-IAM Association	Fleet Service	19,520	2027
TWU-IAM Association	Stock Clerks	2,060	2027
TWU-IAM Association	Flight Simulator Engineers	150	2025
TWU-IAM Association	Maintenance Control Technicians	190	2027
TWU-IAM Association	Maintenance Training Instructors	100	2027
Professional Airline Flight Control Association (PAFCA)	Dispatchers	550	2025
Transport Workers Union (TWU)	Flight Crew Training Instructors	370	2025
Envoy:
Air Line Pilots Associations (ALPA)	Pilots	2,120	2029
Association of Flight Attendants-CWA (AFA)	Flight Attendants	2,020	2026
TWU	Ground School Instructors	10	2027
TWU	Mechanics and Related	1,290	2027
TWU	Stock Clerks	130	2027
TWU	Simulator Instructors	20	2026
TWU	Fleet Service	4,170	2026
TWU	Dispatchers	80	2025
Communications Workers of America (CWA)	Passenger Service	7,340	2026
Piedmont:
ALPA	Pilots	730	2029
AFA	Flight Attendants	360	2026
International Brotherhood of Teamsters (IBT)	Mechanics and Related	520	2026
IBT	Stock Clerks	60	2026
CWA	Fleet and Passenger Service	7,010	2023
IBT	Dispatchers	40	2025
ALPA	Flight Crew Training Instructors	60	2029

Union	Class or Craft	Employees (1)	Contract Amendable Date
PSA:
ALPA	Pilots	1,710	2028
AFA	Flight Attendants	1,370	2023
International Association of Machinists & Aerospace Workers (IAM)	Mechanics and Related	710	2027
TWU	Dispatchers	50	2024
ALPA	Flight Crew Training Instructors	60	2028

(1)Represents approximate number of active employees as of December 31, 2024.
In 2024, new five-year CBAs were ratified by the APFA and CWA-IBT, the unions representing our mainline flight attendants and passenger service team members, respectively. Also in 2024, the TWU-IAM ratified a two-year contract extension for our mainline maintenance and fleet service team members. Among our wholly-owned regional subsidiaries, Piedmont fleet and passenger service and PSA flight attendants and dispatchers have agreements that are now amendable and we are engaged in negotiations.
For more discussion, see Part I, Item 1A. Risk Factors – “Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations and financial performance.”
Aircraft Fuel
Our operations and financial results are materially affected by the availability and price of aircraft fuel, which represents one of the largest single cost items in our business. Based on our 2025 forecasted mainline and regional fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2025 annual fuel expense by approximately $45 million.
The following table shows annual aircraft fuel consumption and costs, including taxes, for our mainline and regional operations for 2024 and 2023 (gallons and aircraft fuel expense in millions).

Year	Gallons	Average Price per Gallon	Aircraft Fuel Expense	Percent of Total Operating Expenses
2024	4,391	$2.60	$11,418	22%
2023	4,140	$2.96	$12,257	25%
As of December 31, 2024, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in aircraft fuel prices.
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

Domestic and Global Regulatory Landscape
General
Airlines are subject to extensive domestic and international regulatory requirements. Domestically, the U.S. Department of Transportation (DOT) and the FAA exercise significant regulatory authority over air carriers.
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
Airport Access and Operations
Domestically, any U.S. airline authorized by the DOT is generally free to operate scheduled passenger service between any two points within the U.S. and its territories, with the exception of certain airports that require landing and take-off rights and authorizations (slots) and other facilities, and certain airports that impose geographic limitations on operations or curtail operations based on the time of day. Operations at three major domestic airports we serve (John F. Kennedy International Airport (JFK) and LaGuardia Airport (LGA) in New York City, and Ronald Reagan Washington National Airport (DCA) near Washington, D.C.) and many foreign airports we serve (including LHR) are regulated by governmental entities through allocations of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at and take off from the particular airport during a specified time period. In addition to slot restrictions, operations at DCA and LGA are also limited based on a so-called “perimeter rule” which generally limits the stage length of the flights that can be operated from those airports to 1,250 and 1,500 miles, respectively. Generally, our ability to retain slots is conditioned on the continued use of such slots, and in the absence of use, the slots are subject to forfeiture. In certain circumstances, such as during the COVID-19 pandemic, regulators may issue slot waivers which temporarily suspend or amend slot usage requirements, and we have used slot waivers at times to reduce flying levels during periods of reduced demand for travel. Moreover, on occasions in 2023 and 2024, the FAA issued slot waivers for New York City area airports as a result of operational challenges arising from ATC staffing shortages; those waivers are now set to expire in October 2025, and we cannot guarantee that such waivers will be made available to us, or that upon expiration or cancellation of such waivers it will be economical for us to resume prior levels of flying to destinations where we have operated a reduced service. If we are forced to surrender slots or other rights, we may be unable to provide our desired level of service to or from certain destinations in the future. For more discussion, see Part I, Item 1A. Risk Factors – “If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations.”
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

Airline Fares, Taxes and User Fees
Airlines are permitted to establish their own domestic fares without governmental regulation. The DOT maintains authority over certain international fares, rates and charges, but only applies this authority on a limited basis. In addition, international fares, rates and charges are sometimes subject to the jurisdiction of the governments of the foreign countries which we serve.
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
DOT Passenger Protection Rules
The DOT regulates airline interactions with passengers through the ticketing process, at the airport and onboard the aircraft. Among other things, these regulations govern how our fares are displayed online, required customer disclosures, access by disabled passengers, handling of long onboard flight delays and reporting of mishandled bags. In April 2024, the DOT issued a final rule mandating refunds in certain circumstances (refund rule), and a final rule requiring disclosure of certain ancillary fees by air carriers and travel agents (ancillary fee rule). We met the compliance deadline of October 28, 2024 for the refund rule. In July 2024, the U.S. Court of Appeals for the Fifth Circuit granted the airline associations and individual airlines’ motion for a stay of the ancillary fee rule. In August 2024, the DOT issued a proposed rulemaking related to family seating, which would require airlines to seat children aged 13 and under adjacent to at least one accompanying adult at no additional cost beyond the fare, subject to limited exceptions. In December 2024, the DOT published an Advance Notice of Proposed Rulemaking titled “Airline Passenger Rights.” Specifically, the DOT is soliciting comments on requiring airlines to pay passengers cash compensation, to provide free rebooking, to cover meals and to provide overnight lodging and related transportation expenses when a disruption is airline-caused. The DOT is also soliciting comments on requiring airlines to provide free rebooking, to cover meals and to provide lodging and related transportation expenses for significant domestic flight disruptions, regardless of the cause of the disruption. Also in December 2024, the DOT published a final rule on “Ensuring Safe Accommodations for Air Travelers with Disabilities Using Wheelchairs” which sets new standards for assistance, mandates hands-on training for airline employees and contractors who physically assist passengers with disabilities and handle passengers’ wheelchairs, and specifies actions that airlines must take to protect passengers when a wheelchair is damaged or delayed during transport. Individual requirements in the final rule have varying implementation timelines, ranging from January 16, 2025 (the effective date of the final rule) to June 17, 2026.
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
In addition, foreign countries impose passenger protection rules, which are analogous to, and often meet or exceed the requirements of, the DOT passenger protection rules discussed above. In cases where these foreign requirements exceed the DOT rules, we may bear additional burdens and liabilities. Further, various foreign airport authorities impose slot, noise and curfew restrictions at their local airports.

Security
All aspects of civil aviation and border security in the U.S. affecting U.S. carriers are controlled or regulated by the federal government through the Transportation Security Administration (TSA) and the U.S. Customs and Border Protection (CBP). The TSA is responsible for the security of the nation’s transportation systems. The TSA’s requirements for aviation security include, among other things, screening of passengers, baggage, cargo, mail, employees and vendors; carriage of federal air marshals at no charge; and continuous background checks of all employees and vendor employees with access to secure areas of airports. Funding for the TSA is provided by a combination of air carrier fees, passenger fees and taxpayer funds. The CBP is responsible for securing the nation’s borders by combining customs, immigration and agricultural protection. The CBP regulatory requirements include the advanced transmission of reservation records, passport and cargo data to facilitate lawful travel and trade into the U.S. Funding for a portion of CBP operations is provided by a combination of fees collected by airlines. Our international service further requires us to comply with host government civil aviation security regimes and foreign border control authorities.
Environmental Matters
Environmental Regulation
The airline industry is subject to various environmental laws and regulations in the U.S. and other countries. U.S. federal laws with a particular effect on our operations include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response, Compensation and Liability Act. The U.S. Environmental Protection Agency (EPA) and other federal agencies promulgate regulations that affect our operations. In addition to these federal activities, various states have been delegated certain authorities under these aforementioned federal statutes. Many state and local governments have adopted environmental laws and regulations that are similar to or stricter than the federal requirements.
Revised underground storage tank regulations issued by the EPA in 2015 have affected certain airport fuel hydrant systems, with modifications of those systems needed to comply with the revised regulations. As part of EPA and state regulations of storm water management, several U.S. airport authorities are trying to limit discharges of deicing fluid into the environment, which can include requiring airlines to help build or reconfigure airport deicing facilities. Additionally, compliance with updated federal and state regulations governing firefighting foams are requiring modifications to the fire suppression systems we operate, as well as those maintained by airports. On November 23, 2022, the EPA also published the final rule for particulate matter emission standards and test procedures for civil aircraft engines, which took effect on December 23, 2022. These or similar regulations could result in increased compliance costs, but at this time we do not expect these costs to be material.
The environmental laws include those related to responsibility for potential soil and groundwater contamination. We are conducting investigation and remediation activities to address soil and groundwater conditions at several sites, including airports and maintenance bases. We anticipate that the ongoing costs of those activities will not materially affect our operations.
We employ an environmental management system that provides a systematic approach for monitoring changes to and compliance with environmental regulations, and for managing a broad range of environmental issues, including air emissions, hazardous waste, underground tanks, and aircraft water quality.
Global and Domestic Regulation Related to Climate Change
Climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to adapt to rapidly evolving domestic and international regulations and to achieve emission reductions before cost-effective technologies are available, for example, through requirements to make capital investments to purchase specific types of equipment or technologies, purchase carbon offset credits or incur additional costs related to our emissions. These trends may also affect us by increasing our operating costs, including fuel costs.
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
For each year from 2021 through 2032, CORSIA requires airlines to compensate for the rate of growth of GHG emissions of the aviation sector, relative to a predetermined ICAO baseline. ICAO originally defined the baseline as the average emissions from covered flights in 2019 and 2020. However, due to the effect of the COVID-19 pandemic on air travel, in June 2020, ICAO removed 2020 from the baseline calculation for the CORSIA pilot phase (2021-2023). In October 2022, ICAO member countries agreed that 85% of 2019 emissions would be used as the baseline for the remainder of CORSIA’s term (2024-2035).
The CORSIA program is being implemented in three phases: a pilot phase that ran from 2021 through 2023, followed by a first phase of the program that began in 2024 through 2026 and a second phase beginning in 2027 through 2035. ICAO member countries are expected to enact legislation to implement CORSIA. We expect to be required to purchase carbon offset credits to comply with CORSIA’s first phase, but the U.S. government has not enacted implementation legislation.
Our future costs of CORSIA compliance are uncertain due to the uncertainty in the growth of covered GHG emissions, the supply and price of CORSIA-eligible carbon offset credits and development of the market for eligible renewable fuels.
European GHG Emissions Regulations
On May 16, 2023, revisions to the EU Emissions Trading System (EU ETS) were published in the Official Journal of the EU. Under these revisions, the allocation of emissions allowances currently granted for free to aircraft operators under the EU ETS will be phased out by 2026. In 2026, the EC will also have to undertake a review to determine whether CORSIA is sufficiently delivering on the goals of the Paris Agreement and, to the extent it is determined not to be, extend the scope of the EU ETS to include all departing flights from the European Economic Area (EEA). Should the EU decide to extend the EU ETS to all departing flights from the EEA, there could be serious repercussions for our business and our industry and our compliance costs would likely be significant. The UK and Switzerland have similar emissions trading schemes that often align with the EU ETS; our compliance cost would further increase if both countries decided to follow the EU in extending their regulation of GHG emissions from aviation.
In 2023, the EU enacted the ReFuelEU Aviation initiative to create a SAF blending mandate for aviation fuel suppliers. This requires fuel suppliers to, over the course of each year, blend minimum shares of SAF with petroleum jet fuel prior to the fuel’s delivery to aircraft operators at EU airports, starting from January 1, 2025. The minimum requirements are 2% in 2025, 6% in 2030, 20% in 2035, 34% in 2040, 42% in 2045 and 70% in 2050. A specific proportion of the fuel mix (1.2% in 2030, 2% in 2032, 5% in 2035 and progressively reaching 35% in 2050) must comprise synthetic fuels such as e-kerosene.
The UK also adopted a SAF mandate for aviation fuel suppliers, starting January 1, 2025, with minimum requirements that increase linearly from 2% in 2025, to 10% in 2030 and 22% in 2040. The UK SAF mandate policy includes blending targets for e-kerosene and a cap, starting in 2027, on the amount of SAF made from waste fats and oils that fuel suppliers may use to reach the annual blending targets.
The potential effects on our business of these requirements are uncertain, and there is uncertainty with regard to how the EU and UK SAF mandates will be implemented, the extent to which the relevant governments will adopt policies such as flexibility mechanisms for suppliers (e.g., book and claim) and revenue certainty programs for SAF producers.
Other countries have adopted or are considering adoption of SAF blending mandates.
U.S. Emissions Standards for Aircraft Engines
In January 2021, the EPA adopted GHG emission standards for new aircraft engines, aligning with the 2017 ICAO aircraft engine GHG emission standards. Similar to the ICAO standards, the EPA’s standards do not apply retroactively to engines on in-service aircraft. Pursuant to the Clean Air Act, the FAA issued a final rule in February 2024 to implement these standards, introducing new fuel efficiency certification regulations. These regulations apply to airplanes manufactured after January 1, 2028, as well as to uncertified large business and commercial jet aircrafts. The new requirements took effect in April 2024.
For more information on our approach to climate change, see our 2023 Sustainability Report on our website www.aa.com available under “Environmental, Social and Governance.” None of the information or contents under our

“Environmental, Social and Governance” page, 2023 Sustainability Report, or our website are incorporated into this Annual Report on Form 10-K.
Impact of Regulatory Requirements on Our Business
Regulatory requirements, including but not limited to those discussed above, affect operations and increase operating costs for the airline industry, including our airline subsidiaries, and future regulatory developments may continue to do the same. For additional information, see Part I, Item 1A. Risk Factors – “Evolving data privacy requirements (in particular, compliance with applicable federal, state and foreign laws relating to handling of personal information about individuals) could increase our costs, and any significant data privacy incident could disrupt our operations, harm our reputation, expose us to legal risks and otherwise materially adversely affect our business, results of operations and financial condition,” “If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations,” “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages,” “The airline industry is heavily taxed,” “We are subject to many forms of environmental and noise regulation and may incur substantial costs as a result,” and “We are subject to risks associated with climate change, including increased regulation of our GHG emissions, changing consumer preferences and the potential for increased impacts of severe weather events on our operations and infrastructure.”
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
Due to the discretionary nature of business and leisure travel spending and the highly competitive nature of the airline industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may have in the future, a strong negative effect on our business. For example, the COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels had a severe and prolonged effect on the global economy generally and, in turn, resulted in a prolonged period of depressed demand for air travel. In addition, a rapid economic expansion following the height of the COVID-19 pandemic resulted in significant inflationary pressures and volatility in certain currencies, which have increased our costs for aircraft fuel, wages and benefits and other goods and services we require to operate our business, as well as increasing the interest expense on our variable-rate indebtedness. Furthermore, our efforts to regain travel revenue share, including corporate and travel agency revenue share, may not succeed and competitive pressures and shifts in corporate travel preferences could impede our ability to recapture this revenue, negatively affecting our business strategy and financial results.
We will need to obtain sufficient financing or other capital to operate successfully.
Our business plan contemplates continued significant investments related to our fleet, improving the experience of our customers and updating our facilities. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of December 31, 2024, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2025 through 2029 would be approximately $17.1 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements. Accordingly, we will need substantial liquidity, financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. It may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness, particularly following transactions we completed in response to the impact of the COVID-19 pandemic; our non-investment grade credit rating; volatile or otherwise unfavorable market conditions; and the availability of assets to use as collateral for loans or other indebtedness. If we are unable to arrange any such required financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase aircraft and engines or fund our other corporate requirements, or may seek to negotiate deferrals for such aircraft and engines with the applicable manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. Furthermore, we hold significant balances of cash and short-term investments, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully or to fund our committed expenditures. An inability to obtain necessary financing on acceptable terms would limit our ability to execute necessary capital projects and would have a material adverse impact on our business, results of operations and financial condition.
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
◦limit our ability to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and/or pay dividends; and
◦if breached, result in an event of default under our other indebtedness.
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
Further, a substantial amount of our long-term indebtedness bears interest at floating interest rates, which tend to fluctuate based on general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in treasury repurchase or other markets and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on the relevant benchmark rate and other variable interest rates. In response to rising inflation which coincided with a rapid rebound of economic activity as governments lifted restrictions and economies reopened following the COVID-19 pandemic, central banks around the world—including the U.S. Federal Reserve, the European Central Bank and the Bank of England—undertook a cycle of raising interest rates, which has consequently increased the interest we pay on our floating-rate indebtedness. To the extent the interest rates applicable to our floating rate debt remain elevated or increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.
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
The loss of key personnel who we depend on to operate our business, or the inability to attract, develop and retain additional qualified personnel could adversely affect our business.
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
•the occurrence of wars or other conflicts and escalations thereof, terrorist attacks and geopolitical instability;
•changes in consumer disposable income, preferences, perceptions, spending patterns and demographic trends;
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
•outbreaks of diseases or other public health or safety concerns that affect travel behavior, such as occurred during the COVID-19 pandemic; and
•adverse weather and natural disasters, including increases in frequency, severity or duration of such disasters, and related costs caused by more severe weather due to climate change.
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
In certain instances, other air carriers are operating scheduled service with a business model that relies on the FAA Part 135, a regulatory environment that is generally less stringent than the rules applicable to our airline and similar airlines that operate under FAA Part 121 and which provides those airlines certain competitive advantages that Part 121 airlines cannot replicate. We have objected to the DOT and the TSA that the less stringent Part 135 rules were never intended as a basis for scheduled passenger service and that business model should not be permissible, and the agencies’ review is ongoing. While both the DOT and TSA are actively reviewing these operations, if they ultimately allow scheduled passenger service in any form under Part 135 and the actions of existing or future carriers using that business model, including those described above, it could adversely impact our business, financial condition and results of operations.
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
American has established a transatlantic joint business with British Airways, Aer Lingus, Iberia and Finnair, a transpacific joint business with Japan Airlines and a joint business relating to Australia and New Zealand with Qantas. We have also established a strategic alliance with Alaska Airlines relating to certain routes on the West Coast of the United States and a strategic alliance relating to the Middle East with Qatar Airways. Legal challenges to our joint businesses and strategic alliances could negatively impact our operations and equity value, disrupt our strategic plans and affect our ability to offer competitive services in key markets. In July 2010, in connection with a regulatory review related to our transatlantic joint business, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at LHR or LGW airports. The commitments accepted by the EC were binding for 10 years. In anticipation of both the exit of the UK from the EU, commonly referred to as Brexit, and the expiry of the EC commitments in July 2020, the CMA, in October 2018, opened an investigation into the transatlantic joint business. In September 2020 and April 2022, the CMA adopted interim measures that effectively extend the EC commitments until March 2026 in light of the uncertainty and other impacts resulting from the COVID-19 pandemic. The CMA restarted its investigation in September 2023 after a pause related to the COVID-19 pandemic and plans to complete the investigation before the scheduled expiration of the interim measures in March 2026. We continue to cooperate fully with the CMA. The foregoing arrangements are important aspects of our international network and we are dependent on the performance and continued cooperation of the other airlines party to those arrangements.
On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining American and JetBlue from continuing and further implementing the Northeast Alliance arrangement (NEA). In June 2023, JetBlue delivered a notice of termination of the NEA, effective July 29, 2023, and the carriers have substantially completed wind-down activities. American appealed the District Court’s decision to the U.S. Court of Appeals for the First Circuit; the First Circuit affirmed the District Court’s decision on November 8, 2024. Any petition for writ of certiorari to the U.S. Supreme Court would be due February 27, 2025. Separately, in December 2022, two putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. In February 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. All cases have since been consolidated in the U.S. District Court for the Eastern District of New York. We believe these complaints are without merit and are defending against them vigorously.
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
Additionally, our AAdvantage program, which is an important element of our business, faces significant and increasing competition from the loyalty programs offered by other travel companies, as well as from similar loyalty benefits offered by banks and other financial services companies. Competition among loyalty programs is intense regarding the rewards, fees, required usage, and other terms and conditions of these programs. In addition, we have used certain assets from our AAdvantage program as collateral for the AAdvantage Financing (defined in the accompanying notes to the consolidated financial statements to this Annual Report on Form 10-K), which contains covenants that impose restrictions on certain amendments or changes to certain of our AAdvantage program agreements provided as collateral under the AAdvantage Financing and other aspects of the AAdvantage program. These competitive factors and covenants (to the extent applicable) may affect our ability to attract and retain customers, increase usage of our loyalty program and maximize the revenue generated by our loyalty program. Further, we rely on partners to provide available space for mileage credit redemptions on their aircraft. Should partners not make available enough inventory within their cabins for our members, the attractiveness of our program may be decreased, potentially impacting customer loyalty and program revenue.
We may also be impacted by regulations affecting certain of our major commercial partners, including our co-branded credit card partners or our loyalty program. For example, there has been bipartisan legislation proposed in Congress called the Credit Card Competition Act designed to increase credit card transaction routing options for merchants which, if enacted, could result in a reduction of the fees levied on credit card transactions. If this legislation or any similar legislation or regulation were enacted, it could fundamentally alter the profitability of our agreements with co-branded credit card partners and the benefits we provide to our consumers through the co-branded credit cards issued by these partners. Additionally, the DOT recently launched an inquiry into certain airline loyalty programs, including AAdvantage, to investigate potential competition or consumer protection issues in airlines’ administration of these programs, and draft legislation introduced in Congress called the Protect Your Points Act similarly aims to regulate the management of these programs. The Consumer Financial Protection Bureau has recently cautioned companies against what it views as illegal or unlawful credit card practices, including purported devaluation of earned points, hidden conditions and failure to deliver on promised benefits. If regulatory or legislative efforts to impose restrictions on airline loyalty programs and regulations against credit card point devaluations were successful, they could materially reduce the revenues we derive from the AAdvantage program and adversely impact our results of operations.
Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations and financial performance.
Relations between air carriers and labor unions in the U.S. are governed by the RLA. Under the RLA, CBAs generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the NMB. As of December 31, 2024, approximately 87% of our employees were represented for collective bargaining purposes by labor unions, and 6% were covered by CBAs that are currently amendable or that will become amendable within one year. For the dates that the CBAs with our major work groups become amendable under the RLA, see “Labor Relations” under Part I, Item 1. Business – “Sustainability – Our People.”
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
Personnel shortages, and general wage inflation have impacted and are expected to continue to impact our labor costs. We recently reached agreements with the unions representing mainline pilots, flight attendants, passenger service team members, and mechanic and fleet service workgroups. These agreements include significant increases in pay and benefits, in many cases in line with agreements recently concluded by our large network competitors with their unions. We remain in negotiations for other new labor agreements and anticipate that any new contracts we agree to with our labor groups will include increases in salaries and other benefits, which will increase our labor expense.

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
Moreover, an outbreak and spread of an infectious disease could adversely impact consumer perceptions of the health and safety of travel, and in particular airline travel, such as occurred during the COVID-19 pandemic. Actual or perceived risk of infection on our flights could have a material adverse effect on the public’s perception of us and may harm our reputation and business. We have in the past, and may in the future be required to take extensive measures to reassure our team members and the traveling public of the safety of air travel, and we could incur significant costs implementing safety, hygiene-related or other actions to limit the actual or perceived threat of infection among our employees and passengers. However, we cannot assure that any actions we might take in response to an infectious disease outbreak will be sufficient to restore the confidence of consumers in the safety of air travel. We have experienced an increase in the incidence of aggressive customer behavior and physical confrontation on our flights in the past, certain of which resulted in injuries to our personnel, and we may experience such behavior in the future. If our employees feel unsafe or believe that we are not doing enough to prevent and prosecute such incidents, we could experience higher rates of employee absence or attrition and we may suffer reputational harm which could make it more difficult to attract and retain employees, and which could in turn negatively affect our business, financial condition and results of operations.
We are at risk of losses and adverse publicity stemming from any public incident involving our company, our people or our brand, including any accident or other public incident involving our personnel or aircraft, or the personnel or aircraft of our regional, codeshare or joint business operators.
We are at risk of adverse publicity stemming from any public incident involving our company, our people or our brand, particularly given the ease with which individuals can now capture and rapidly disseminate information via social media. Such an incident could involve the actual or alleged behavior of any of our employees, contractors or passengers. Further, if our personnel, one of our aircraft, a type of aircraft in our fleet, or personnel of, or an aircraft that is operated under our brand by, one of our regional operators or an airline with which we have a marketing alliance, joint business or codeshare relationship, were to be involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe or action involving our personnel, one of our aircraft (or personnel and aircraft of our regional operators and our codeshare partners), or a type of aircraft in our fleet could create an adverse public perception, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners, and adversely impact our business, results of operations and financial condition. Also, please see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “2024 Financial Overview – Recent Developments.”
Changes to our business model that are designed to increase revenues and reduce costs may not be successful and may cause operational difficulties or decreased demand.
We have in the past instituted, and intend to institute in the future, changes to our business model designed to increase revenues and offset costs. These measures include further segmentation of the classes of service we offer, such as Premium Economy service and Basic Economy service, enhancements to our AAdvantage program, charging separately for services that had previously been included within the price of a ticket, changes to our practices and contracts with providers of distribution systems to provide additional content flexibility, commercial practices related to ticket distribution channels, including efforts by us to migrate an increasing portion of our customers to our modern, direct distribution channels in lieu of third party channels, changing (whether it be increasing, decreasing or eliminating) other pre-existing fees, reconfiguration of our aircraft cabins, and efforts to optimize our network including by focusing growth on a limited number of large hubs and entering into agreements with other airlines. For example, in 2020, we eliminated change fees for most domestic and international tickets, which has reduced our change fee revenue, a trend which is expected to continue assuming this policy remains in place. In addition, during the second quarter of 2024 we concluded that certain changes to our distribution strategy contributed to softness in customer bookings relative to our expectations and we reversed many of these measures late in the quarter. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure that these measures or any future initiatives will be successful in increasing our revenues or offsetting our costs. Additionally, the implementation of these initiatives may create logistical challenges that could harm the operational performance of our airline or result in decreased demand. Also, our implementation of any new or increased fees, or changes to the operation of or benefits offered by our loyalty program, could reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar changes. Such changes could result in adverse brand perceptions, reputational harm or regulatory scrutiny. For example, the DOT recently launched an inquiry into certain airline loyalty programs, including our AAdvantage program, to investigate potential competition or consumer protection issues in airlines’ administration of these programs, and draft legislation introduced in Congress called the Protect Your Points Act similarly aims to regulate the management of these programs. If regulatory or legislative efforts to impose restrictions on airline loyalty programs were successful, they could materially reduce the revenues we derive from the AAdvantage program and adversely impact our results of operations.
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
In addition, we have used certain of our branding and AAdvantage program intellectual property as collateral for various financings, including the AAdvantage Financing, which contain covenants that impose restrictions on the use of such intellectual property and, in the case of the AAdvantage Financing, on certain amendments or changes to our AAdvantage program. These covenants may have an adverse effect on our ability to use such intellectual property.
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
Under the Internal Revenue Code of 1986, as amended (the Code), a corporation is generally allowed a deduction for net operating losses (NOLs) carried over from prior taxable years. At December 31, 2024, we had approximately $12.9 billion of gross federal NOLs and $5.9 billion of other carryforwards available to reduce future federal taxable income, of which $2.6 billion will expire beginning in 2033 if unused and $16.2 billion can be carried forward indefinitely. We also had approximately $5.2 billion of NOL carryforwards to reduce future state taxable income at December 31, 2024, which will expire in taxable years 2024 through 2044 if unused. Our NOL carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities. Additionally, due to the impact of the COVID-19 pandemic and other economic factors, certain of the NOL carryforwards may expire before we can generate sufficient taxable income to use them.
Our ability to use our NOLs and other carryforwards depends on the amount of taxable income generated in future periods. There can be no assurance that an additional valuation allowance on our net deferred tax assets will not be required should our financial performance be negatively impacted in the future. Such valuation allowance could be material.
An ownership change may severely limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes. In connection with the expiration in December 2021 of certain transfer restrictions applicable to substantial shareholders contained in our Certificate of Incorporation, the Board of Directors of AAG adopted a tax benefit preservation plan (the Tax Benefit Preservation Plan) in order to preserve our ability to use our NOLs and certain other tax attributes to reduce potential future income tax obligations. The Tax Benefit Preservation Plan was subsequently ratified by our stockholders at the 2022 Annual Meeting of Stockholders of AAG. On October 31, 2024, AAG entered into Amendment No. 1 to the Tax Benefit Preservation Plan to extend the expiration date to October 29, 2027, subject to approval by stockholders prior to October 29, 2025. The Tax Benefit Preservation Plan is designed to reduce the likelihood that we experience an ownership change by deterring certain acquisitions of AAG common stock. There is no assurance, however, that the deterrent mechanism will be effective, and such acquisitions may still occur. In addition, the Tax Benefit Preservation Plan may adversely affect the marketability of AAG common stock by discouraging existing or potential investors from acquiring AAG common stock or additional shares of AAG common stock, because any non-exempt third party that acquires 4.9% or more of the then-outstanding shares of AAG common stock would suffer substantial dilution of its ownership interest in AAG.
New U.S. and international tax legislation may adversely affect our financial condition, results of operations and cash flows.
We are subject to taxation at the federal, state and local levels in the United States, as well as taxation in a number of international jurisdictions in which we operate. The U.S. government may enact significant changes to the taxation of business entities. For example, on August 16, 2022, the Inflation Reduction Act was signed into law, introducing, among other changes, a corporate minimum tax on certain corporations and an excise tax on certain stock repurchases by certain corporations. With numerous provisions of the Tax Cuts and Jobs Act set to expire in 2025, we expect that consideration of legislation related to tax laws is likely in coming quarters, but the likelihood of any proposed changes to the tax law being enacted or implemented is unclear, and we are currently unable to predict whether such changes will occur. If changes to tax laws are implemented, we are currently unable to predict the ultimate impact on our business and therefore there can be no assurance our business will not be adversely affected.
In recent years, numerous legislative, judicial and administrative changes have been made to international tax laws applicable to us and similar companies. The Organization for Economic Co-operation and Development (OECD) is continuing discussions regarding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax, referred to as the “Pillar One” and “Pillar Two” proposals. Many countries in which we operate have enacted or are in the process of enacting laws based on the Pillar Two proposal. Our effective tax rate and cash tax payments could increase in future years because of these changes.
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
An important part of our strategy to expand our network has been to initiate or expand our commercial relationships with other airlines, such as by entering into global alliance, joint business and codeshare relationships, and, in certain instances, including China Southern Airlines, GOL and JetSMART, by making an equity investment in another airline in connection with initiating or expanding such a commercial relationship. We may explore additional investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming and maintaining these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships, and our inability to form or maintain these relationships, or inability to form as many of these relationships as our competitors, may have an adverse effect on our business. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment, if any, or that they may not generate the expected revenue synergies, and they may distract management focus from our operations or other strategic options. We may also be subject to consequences from any illegal conduct of joint business partners as well as to any political or regulatory change that negatively impacts or prohibits our arrangements with any such business partners. In addition, volatility in demand for air travel, such as occurred during the COVID-19 pandemic, could materially disrupt our partners’ abilities to provide air service, the timely execution of our strategic operating plans, including the finalization, approval and implementation of new strategic relationships or the maintenance or expansion of existing relationships. For example, in January 2024, GOL commenced bankruptcy proceedings in the U.S. Federal Bankruptcy Court for the Southern District of New York and submitted a plan of reorganization that, if approved, may increase the risk of impairment to our commercial agreement with GOL in addition to negatively impacting the value of our equity investment in GOL. If any carriers with which we partner or in which we hold an equity stake were to cease trading or be declared insolvent, we could lose the value of any such investment or experience significant operational disruption. These events could have a material adverse effect on our business, results of operations and financial condition.
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
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business and thus is a significant factor in the price of airline tickets. Market prices for aircraft fuel have fluctuated substantially over the past several years and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $1.91 per gallon to a high of approximately $4.40 per gallon during the period from January 1, 2022 to December 31, 2024. Aircraft fuel prices reflect not only the price of underlying crude oil, but also the price charged to refine crude oil into aircraft fuel (often referred to as the “crack spread”), transportation costs, handling costs and taxes, and increases in any of these underlying components would increase the price we ultimately pay for aircraft fuel.
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
We cannot predict the future availability, price volatility or cost of aircraft fuel, weather-related events, natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast where a significant portion of domestic refining capacity is located), terrorism, political disruptions, disputes, or armed conflicts involving oil-producing countries or impacting global trade routes, changes in production levels of individual nations or associations of oil-producing states, economic sanctions imposed against oil-producing countries or specific industry participants, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in the cost to transport or store petroleum products and any related staffing or transportation equipment shortages, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, unplanned interruptions or disruption of production at refineries, environmental concerns and other unpredictable events, may result in fuel supply shortages, variations in the applicable crack spread, distribution challenges, additional fuel price volatility and cost increases in the future. Any of these factors or events could cause a disruption in or increased demands on oil production, refinery operations, pipeline capacity or terminal access and possibly result in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply. Additionally, because passengers often purchase tickets well in advance of their travel, a significant rapid increase in fuel price may result in the fare charged not covering that increase. At times in the past, we were not able to increase our fares to offset fully the effect of increases in fuel costs, and we may not be able to do so in the future.
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of December 31, 2024, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
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
For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. These requirements can be issued with little or no notice, or can otherwise impact our ability to efficiently or fully utilize our aircraft, and in some instances have resulted in the temporary and prolonged grounding of aircraft or engine types altogether including, for example, the March 2019 grounding of all Boeing 737 MAX Family aircraft, which was not lifted in the United States until November 2020, the January 2024 grounding of 737-9 MAX aircraft (a model that we do not operate), and the significant limitations imposed on the use of Pratt & Whitney GTF aircraft engines on certain Airbus aircraft (an engine that we do not use in our fleet), or otherwise caused substantial disruption and resulted in material costs to us and lost revenues. The recent telecom industry roll-out of 5G technology, and concerns regarding its possible interference with aircraft navigation systems, also resulted in regulatory uncertainty and the potential for operational impacts, including possible suspension of service to certain airports or the operation of certain aircraft, though the issue has since been resolved. See “We rely heavily on technology and automated systems, including artificial intelligence (AI), to operate our business, and any failure of these technologies or systems could harm our business, results of operations and financial condition.” The FAA also exercises comprehensive regulatory authority over nearly all technical aspects of our operations. Our failure to comply with such requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. In the future, any new regulatory requirements, particularly requirements that limit our ability to operate or price our products, could have a material adverse effect on us and the industry.
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
DOT consumer rules, and rules promulgated by certain analogous agencies in other countries we serve, dictate procedures for many aspects of our customer’s journey, including at the time of ticket purchase, at the airport and onboard the aircraft. In April 2024, the DOT issued a final rule mandating refunds in certain circumstances (refund rule), and a final rule requiring disclosure of certain ancillary fees by air carriers and travel agents (ancillary fee rule). We met the compliance deadline of October 28, 2024 for the refund rule. In July 2024, the U.S. Court of Appeals for the Fifth Circuit granted the airline associations and individual airlines’ motion for a stay of the ancillary fee rule. In August 2024, the DOT issued a proposed rulemaking related to family seating, which would require airlines to seat children aged 13 and under adjacent to at least one accompanying adult at no additional cost beyond the fare, subject to limited exceptions. In December 2024, the DOT published an Advance Notice of Proposed Rulemaking titled “Airline Passenger Rights.” Specifically, the DOT is soliciting comments on requiring airlines to pay passengers cash compensation, to provide free rebooking, to cover meals and to provide overnight lodging and related transportation expenses when a disruption is airline-caused. The DOT is also soliciting comments on requiring airlines to provide free rebooking, to cover meals and to provide lodging and related transportation expenses for significant domestic flight disruptions, regardless of the cause of the disruption. Also in December 2024, the DOT published a final rule on “Ensuring Safe Accommodations for Air Travelers with Disabilities Using Wheelchairs” which sets new standards for assistance, mandates hands-on training for airline employees and contractors who physically assist passengers with disabilities and handle passengers’ wheelchairs, and specifies actions that airlines must take to protect passengers when a wheelchair is damaged or delayed during transport. Individual requirements in the final rule have varying implementation timelines, ranging from January 16, 2025 (the effective date of the final rule) to June 17, 2026.
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
On May 1, 2021 the EU and United Kingdom entered into a new trade and cooperation agreement (the EU-UK Trade and Cooperation Agreement) to govern certain aspects of their relationship following Brexit. We continue to face risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. The EU-UK Trade and Cooperation Agreement includes provisions in relation to commercial air service that we expect to be sufficient to sustain our current services under the transatlantic joint business. However, the scope of traffic rights under the EU-UK Trade and Cooperation Agreement is less extensive than before Brexit and therefore the full impact of the EU-UK Trade and Cooperation Agreement is uncertain. As a result, the continuation of our current services, and those of our partners could be disrupted. This could materially adversely affect our business, results of operations and financial condition. The change in government in the United Kingdom in July 2024 may lead to new aviation policies that could materially adversely affect our business, results of operations and financial condition. More generally, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, slots or other assets located abroad, or otherwise adversely affect our international operations.
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
More generally, our industry may be affected by any deterioration in global trade relations, including shifts in the trade policies of individual nations. For example, much of the demand for international air travel is the result of business travel in support of global trade. Should protectionist governmental policies, such as increased tariff or other trade barriers, travel limitations and other regulatory actions, have the effect of reducing global commercial activity, the result could be a material decrease in the demand for international air travel. Additionally, certain of the products and services that we purchase, including certain of our aircraft and related parts, are sourced from suppliers located outside the U.S., and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government in respect of the importation of such products could materially increase the amounts we pay for them. In addition, should additional or different retaliatory tariffs be imposed, our business could be harmed.

We continue to face risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. The EU-UK Trade and Cooperation Agreement includes provisions in relation to commercial air service that we expect to be sufficient to sustain our current services under the transatlantic joint business. However, the scope of traffic rights under the EU-UK Trade and Cooperation Agreement is less extensive than before Brexit and therefore the full impact of the EU-UK Trade and Cooperation Agreement is uncertain. As a result, the continuation of our current services, and those of our partners could be disrupted. Moreover, Brexit has created uncertainty as to the future trade relationship between the EU and the United Kingdom, including air traffic services. LHR is presently a very important element of our international network, however it may become less desirable as a destination or as a hub location after Brexit when compared to other airports in Europe, where we do not have as strong a presence. This could materially adversely affect our business, results of operations and financial condition. The change in government in the United Kingdom in July 2024 may lead to new aviation policies that could materially adversely affect our business, results of operations and financial condition.
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
Additionally, fluctuations in foreign currencies, including devaluations, exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency. Such fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our assets located outside the United States. These conditions, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition.
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
Efforts to combat climate change have increased the focus by regulators worldwide on the need to reduce GHG emissions, including those from the airline industry. Concerns over GHG emissions have prompted regulators around the world, including but not limited to the EU and UK, to develop regulations to increase demand and investments in SAF. These mandates may also lead to further attempts to adopt requirements or change business environments related to aviation that may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs, including potentially new taxes, to regulate GHG emissions. In addition, certain airports have proposed, and could in the future adopt, GHG emission or climate-related goals or measures that could impact our operations or require us to make changes or investments in our infrastructure. In particular, ICAO has adopted rules, including those pertaining to CORSIA, which will require us to mitigate the growth of GHG emissions associated with a significant majority of our international flights.
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
Due to the uncertainty surrounding the applicability of CORSIA to our operations in the long-term, we and other airlines are increasingly subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that could lead to increased expenses related to the emissions of our flights. Furthermore, recent implementation of and potential for other new regulatory initiatives to reduce airline GHG emissions may increase our compliance costs. For more information on these regulatory developments, see “Environmental Matters” under Part I, Item 1. Business – “Domestic and Global Regulatory Landscape.”
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
We are subject to various risks associated with environmental and social matters.
There is increased scrutiny from investors, customers, policymakers, governmental officials and other stakeholders regarding company management of climate change, human capital, and various other environmental and social matters. We engage in various initiatives to manage such matters and address stakeholder expectations; however, such initiatives can be costly and may not have the desired effect. For example, many of our initiatives leverage methodologies, standards, and data that are complex and continue to evolve. As with other companies, our approach to such matters also evolves, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. Moreover, various stakeholders have different, and at times conflicting, expectations. For example, while some policymakers (such as the State of California and the European Union) have adopted requirements for various disclosures or actions on environmental and social matters, policymakers in other jurisdictions have sought to constrain companies’ consideration of such matters in certain circumstances. Proponents and opponents of such matters are increasingly resorting to activism, including litigation, to advance their perspectives. Addressing stakeholder expectations or requirements may be costly and any failure to successfully navigate such expectations, as well as evolving interpretations of any existing governmental laws or requirements, may result in reputational harm, loss of customers or contracts, regulatory or investor engagement, or other adverse impacts to our business.
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
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. For example, all of our mainline aircraft were manufactured by either Airbus or Boeing and all of our regional aircraft were manufactured by either Bombardier or Embraer. Further, our supplier base continues to consolidate as evidenced by recent transactions involving Airbus and Bombardier and Mitsubishi and Bombardier, and the cessation of production of certain Bombardier regional aircraft that we and our regional partners currently operate in large numbers. Due to the limited number of suppliers, constraints on production capacity, large order books and long production lead times, manufacturers have faced and are expected to continue to face challenges in timely fulfilling our aircraft on order, and we may face competition from other carriers in securing an adequate supply of aircraft in the future. If new aircraft orders are not filled on a timely basis, we could face higher financing and operating costs than planned. The limited number of these suppliers may also result in reduced competition and potentially higher prices than if the supplier base was less concentrated. In addition, we are vulnerable to any problems associated with the performance of these suppliers’ obligation to supply key aircraft, parts and engines, including design defects, mechanical problems, contractual performance by suppliers or adverse perception by the public that would result in customer avoidance of any of our aircraft. We may also experience delivery delays with respect to components or equipment that we have contracted to purchase from third-party suppliers (so-called “buyer-furnished equipment”) and required for the outfitting of our aircraft. Failure of our suppliers to timely deliver such components or equipment could delay certification of these aircraft and their entry into service, and could prevent us from financing such aircraft, requiring us to pay for new deliveries using cash on hand. If the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency, safety and reliability, we could also face higher financing and operating costs than planned and our business, results of operations and financial condition could be adversely impacted. We are also subject to the risk that action by the FAA or any other regulatory authority could result in an inability to certify or operate our aircraft, even temporarily. For instance, in March 2019, the FAA ordered the grounding of all Boeing 737 MAX Family aircraft, which remained in place for over a year and was not lifted in the United States until November 2020. An additional grounding of Boeing aircraft occurred in January 2024 involving the Boeing 737-9 MAX, a model that we do not operate. Further, significant limitations imposed on the use of Pratt & Whitney GTF aircraft engines (an engine that we do not use in our fleet) on certain Airbus aircraft have resulted in very significant numbers of the related aircraft being grounded while awaiting refurbished engines. Regulatory concerns raised by the FAA also previously forced Boeing to suspend deliveries of certain 787 aircraft, temporarily resulting in significant reductions to our planned long-haul flying. More generally, we have recently experienced delivery delays across manufacturers of aircraft engines and components due to regulatory matters such as those described above, regulatory restrictions on production rate increases (such as those that the FAA has recently imposed on Boeing 737 production), supply chain limitations, development delays, certification delays, and other factors, which have created significant challenges in planning our fleet, and the FAA has publicly stated that the restrictions on Boeing’s production rate are likely to continue for the foreseeable future. For example, due to a strike action affecting certain of its production facilities, Boeing suspended production of its 737 MAX Family aircraft until December 2024. As a result, certain of our Boeing 737 MAX Family aircraft on order could be delayed, and such delays could be significant. There is also the prospect that new aircraft models will continue to face certification delays further impeding the delivery of new aircraft to the airline industry and increasing competition for the production capacity that is available. In addition, we source a portion of our aircraft, aircraft engines and parts from outside the U.S., and any additional tariffs imposed may lead to higher costs, negatively affect our supply chains and adversely affect our business and results of operations.
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
We rely heavily on technology and automated systems, including artificial intelligence (AI), to operate our business and any failure of these technologies or systems could harm our business, results of operations and financial condition.
We are highly dependent on existing and emerging technology and automated systems, including AI, to operate our business. These technologies and systems include but may not be limited to our computerized airline reservation system, flight operations and crew scheduling systems, financial planning, management and accounting systems, telecommunications systems, website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information, as well as issue electronic tickets and process critical financial information in a timely manner. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our technologies or automated systems are not functioning or if our third-party service providers were to fail to adequately provide technical support, system maintenance or timely software upgrades for any one of our key existing systems, we could experience service disruptions or delays, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. Furthermore, certain critical aspects of our operation rely on legacy technological systems which may grow more difficult or expensive to support and maintain over time, and such systems may fail to perform as required or become more vulnerable to malfunction or failure over time. In the event that one or more of our primary technology or systems vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all, and any transition time to a new system may be significant.

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
Additionally, new technologies, such as the use of AI and machine learning, may present evolving and significant legal and operational risks for us and our third-party vendors. The development of generative AI technologies is complex, with practical and competitive challenges in achieving desired accuracy, efficiency and reliability. Generative AI training content, algorithms, models, software and other related systems may have limitations, including biases, errors or inability to process or restrict certain data types or scenarios. Additionally, there is a risk of system failures, disruptions or vulnerabilities compromising the confidentiality of personal data and intellectual property, or the integrity or availability of training content, input content and prompts, as well as generated content, including disinformation and deepfakes. Use of AI technologies could also expose us to intellectual property risks, such as allegations of infringement of third-party patents or copyrights, which could result in significant fees or damages. Our competitors or other third parties may incorporate AI into their products or services more quickly or more successfully than us, which could impair our ability to compete effectively. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability. For example, with the increased use of artificial intelligence and social media, adverse publicity, even if unfounded, can be disseminated quickly and broadly without context, making it increasingly difficult for us to effectively respond. The rapid evolution of AI, including proposed government regulation, may require significant resources to develop, test and maintain our AI technologies and services to ensure compliance and minimize adverse impacts. Any limitations or failures relating to any of the foregoing could result in reputational damage, legal liabilities or loss of customer confidence. There can be no assurance that the usage of AI will enhance our strategies or initiatives.

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
There has been heightened legislative and regulatory focus on AI, data privacy and cybersecurity in the U.S., EU, U.K., China and elsewhere, particularly with respect to critical infrastructure providers, including those in the transportation sector. For example, in March 2024, the DOT launched a privacy review of the ten largest U.S. airlines’ collection, handling, maintenance and use of passengers’ personal information, indicating the DOT may seek to increase its regulation, investigation, and enforcement of airlines’ privacy practices, including ours. As a result, we must comply with a proliferating and fast-evolving set of legal requirements in this area, including substantive data privacy and cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a cybersecurity incident. In addition, we are subject to an increasing number of reporting obligations in respect of certain cybersecurity incidents. These reporting requirements have been proposed or implemented by a number of regulators in different jurisdictions, may vary in their scope and application, and could contain conflicting requirements. Certain of these rules and regulations may require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from our cybersecurity incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report cybersecurity incidents under these rules could also result in regulatory investigations, litigation, monetary fines, sanctions, or subject us to other forms of liability. Even though we believe we and our third party service providers are generally in compliance with applicable laws, rules and regulations relating to AI, privacy and data security, the regulatory environment is increasingly challenging as AI, data privacy and cybersecurity laws, rules, regulations, industry standards and other requirements are continually developing. These changing requirements, along with their evolving application, interpretation, and amendment, may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks.
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
The threat of cybersecurity incidents continues to increase as the frequency, intensity and sophistication of cyberattacks and intrusions increase around the world. The rapid evolution and increased adoption of AI and machine learning technologies may increase certain cybersecurity risks. To the extent AI and/or machine learning capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Vulnerabilities may be introduced from the use of AI and/or machine learning by us, our counterparties, vendors and other business partners and third-party providers.
Diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as diverse attack vectors such as social engineering/phishing, use of AI techniques such as deepfakes, malware (including ransomware), malfeasance by insiders, human or technological error, denial of service attacks or exploitation of vulnerabilities, threaten the confidentiality, integrity, and availability of our and our third party service providers’ information systems, personal information and confidential information. Geopolitical issues also continue to increase our cybersecurity risk and potential for cybersecurity incidents, for example, the conflict involving Russia and Ukraine, which has resulted in a heightened risk of cyberattacks against companies like ours that have operations, vendors and/or supply chain providers located in or around the region of conflict or are otherwise related to the conflict. Despite ongoing efforts to maintain and improve the security of our information systems and digital information, individuals, including employees, contractors, and external threat actors, may be able to circumvent the security measures we put in place, and we may be unable to anticipate new techniques used for these attacks and intrusions, such as the use of AI applications, and implement adequate preventative measures. We, our business partners and service providers have been the target of cybersecurity attacks in the past and expect that we, our business and service partners, will continue to experience cybersecurity incidents in the future.
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
In light of constraints on existing facilities, there is presently a significant amount of capital spending underway at major airports in the United States, including large projects underway at a number of airports where we have significant operations, such as O’Hare International Airport (ORD), Dallas/Fort Worth International Airport, Charlotte Douglas International Airport and Los Angeles International Airport (LAX). More generally, following long periods of underinvestment, there is a trend among airports in the United States to engage in significant, expensive expansion, remodeling and infrastructure improvement projects. This spending is expected to result in increased costs to airlines and the traveling public that use those facilities as the airports seek to recover their investments through increased rental, landing and other facility costs. In some circumstances, such costs could be imposed by the relevant airport authority without our approval. Accordingly, our operating costs are expected to increase significantly at many airports at which we operate, including a number of our hubs and gateways, as a result of capital spending projects currently underway and additional projects that we expect to commence over the next several years. Escalating airport costs, especially at one of our major hubs, could also force us to revise our growth plans or redirect flying to more cost-effective airports.
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
The market price of AAG common stock has fluctuated substantially in the past, and may fluctuate substantially in the future, due to a variety of factors, many of which are beyond our control, including:
•the effects of external events, such as global health epidemics, on our business or the U.S. and global economies;
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
The closing price of our common stock on the Nasdaq Global Select Market varied from $9.26 to $17.62 during 2024 and $15.74 to $18.66 during 2025 year-to-date through February 14, 2025. At times, fluctuations in our stock price have been rapid, imposing risks on investors due to the possibility of significant, short-term price volatility. While we believe that in recent years this wide range of trading prices has largely reflected the changing prospects for a large airline facing the challenges imposed by the COVID-19 pandemic, we also believe, based in part on the commentary of market analysts, that the trading price of our common stock has at times been influenced by the technical trading factors discussed in the last bullet above. On some occasions, market analysts have explained fluctuations in our stock price by reference to purported “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.
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
Our Certificate of Incorporation and Bylaws include significant provisions that limit voting and ownership and disposition of our equity interests as described in Part II, Item 5. Market for American Airlines Group’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities - “Ownership Restrictions” and AAG’s Description of the Registrants’ Securities Registered Pursuant to Section 12 of the Exchange Act, which is filed as Exhibit 4.1 hereto. Further restrictions are set forth in our Tax Benefit Preservation Plan, which was filed as Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on December 22, 2021 and amendments to the Tax Benefit Preservation Plan, filed as Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on November 1, 2024. These restrictions may adversely affect the ability of certain holders of AAG common stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG common stock and our other equity interests.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
We had no unresolved SEC staff comments that were issued 180 days or more preceding December 31, 2024.
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
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, and our broader enterprise information technology environment;
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
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for critical information technology service providers, suppliers, and vendors.
We are constantly assessing our environment for cybersecurity threats, and we face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. At the time of this filing, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. See Part I, Item 1A. Risk Factors – “Evolving data privacy requirements (in particular, compliance with applicable federal, state and foreign laws relating to handling of personal information about individuals) could increase our costs, and any significant data privacy incident could disrupt our operations, harm our reputation, expose us to legal risks and otherwise materially adversely affect our business, results of operations and financial condition.”
Cybersecurity Governance
Our Board of Directors consider cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as certain incidents with lesser impact potential.
The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives periodic briefings from management on our cyber risk management program. Board of Directors members receive presentations on cybersecurity topics from a combination of our CDIO, CISO, Deputy General Counsel, internal security staff, external counsel or external experts, as part of the Board of Director’s continuing education on topics that impact public companies.
Our management team, including our CDIO, CISO, Vice President and Deputy General Counsel – Chief Privacy and Data Protection Officer and additional members of the ECRG are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Collectively, our management team has extensive information technology experience, as well as cybersecurity incident response, compliance, oversight, and program management experience. Additionally, certain leaders and personnel within the cybersecurity organization hold industry certifications, such as Certified Information Systems Security Professional or Certified Information Security Manager.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other various sources including external consultants engaged by us.

ITEM 2. PROPERTIES
Flight Equipment
As of December 31, 2024, American operated a mainline fleet of 977 aircraft. During 2024, American accepted delivery of 12 mainline aircraft including seven Boeing 737-8 MAX and five Airbus A321neo. We are supported by our wholly-owned and third-party regional carriers that fly under capacity purchase agreements operating as American Eagle. As of December 31, 2024, American Eagle operated 585 regional aircraft. During 2024, we increased our regional fleet by 29 aircraft, including the addition of 32 regional aircraft and net of 27 regional aircraft returned to service from temporary storage, offset by the return of 30 regional aircraft to third-party regional carriers. In the fourth quarter of 2024, we decided to permanently park 43 Embraer 145 aircraft that were previously being held in temporary storage.
Mainline
As of December 31, 2024, American’s mainline fleet consisted of the following aircraft:

	Average Seating Capacity	Average Age (Years)	Owned	Leased	Total
Airbus A319	128	20.7	21	112	133
Airbus A320	150	23.7	11	37	48
Airbus A321	184	12.4	164	54	218
Airbus A321neo	195	3.9	48	35	83
Boeing 737-800	172	15.1	136	167	303
Boeing 737-8 MAX	172	3.8	33	33	66
Boeing 777-200ER	273	24.0	44	3	47
Boeing 777-300ER	304	10.8	18	2	20
Boeing 787-8	234	6.1	20	17	37
Boeing 787-9	285	7.2	17	5	22
Total		13.8	512	465	977
Regional
As of December 31, 2024, the fleet of our wholly-owned and third-party regional carriers operating as American Eagle consisted of the following aircraft:

	Average Seating Capacity	Owned	Leased	Owned or Leased by Third Party Regional Carrier	Total	Operating Regional Carrier	Number of Aircraft Operated
Bombardier CRJ 200	50	—	—	40	40	Air Wisconsin	40

Bombardier CRJ 700	65	57	4	71	132	SkyWest	71
						PSA	61
						Total	132

Bombardier CRJ 900 (1)	76	80	—	—	80	PSA	80

Embraer 170	65	6	37	3	46	Envoy	43
						Republic	3
						Total	46

Embraer 175	76	124	—	96	220	Envoy	124
						Republic	76
						SkyWest	20
						Total	220

Embraer 145 (1)	50	67	—	—	67	Piedmont	67
Total		334	41	210	585		585

(1)Excluded from the total operating aircraft count above are seven regional aircraft in temporary storage as follows: five owned Embraer 145 and two owned Bombardier CRJ 900.
See Note 11 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 10 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on our capacity purchase agreements with third-party regional carriers.
Aircraft and Engine Purchase Commitments
As of December 31, 2024, we had definitive purchase agreements for the acquisition of the following new aircraft (1):

	2025	2026	2027	2028 and Thereafter	Total
Airbus
A320neo Family	7	28	35	78	148
Boeing
737 MAX Family	14	23	—	115	152
787 Family	8	4	8	10	30
Embraer
175	14	18	15	45	92
Total	43	73	58	248	422

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
In addition, we have committed to purchase 12 used Bombardier CRJ 900 aircraft which are scheduled to be delivered from 2025 through 2026. We also have agreements for 52 spare engines to be delivered in 2025 and beyond.
We intend to finance future aircraft deliveries and option exercises using long-term debt. See Note 11 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 10 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on aircraft and engine acquisition commitments.
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
As of February 14, 2025, there were approximately 52,000 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.
Information on securities authorized for issuance under our equity compensation plans will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders of American Airlines Group Inc. (the Proxy Statement) under the caption “Equity Compensation Plan Information” and is incorporated by reference into this Annual Report on Form 10-K.
Dividends on Common Stock
There were no cash dividend payments during the years ended December 31, 2024 and 2023. If we determine to make any dividends in the future, such dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued again at any time at our discretion and without prior notice.

Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following stock performance graph compares the cumulative total stockholder returns during the period from December 31, 2019 to December 31, 2024 of our common stock to the New York Stock Exchange (NYSE) ARCA Airline Index and the Standard and Poor’s Financial Services, LLC (S&P) 500 Stock Index. The comparison assumes $100 was invested on December 31, 2019 in our common stock and in each of the foregoing indices and assumes that all dividends were reinvested. The stock performance shown on the following graph represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
American Airlines Group Inc. (AAL)	$100	$55	$63	$45	$48	$61
NYSE ARCA Airline Index (XAL)	100	76	74	48	62	61
S&P 500 Index (GSPC)	100	116	148	119	148	182
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No repurchases of AAG common stock were made in 2024 or 2023. Any future determination to enter into a share repurchase program will be at the discretion of the Board of Directors, subject to applicable legal limitations, and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.
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
In addition, to reduce the risk of a potential adverse effect on our ability to use our NOL carryforwards and certain other tax attributes for federal income tax purposes, and in connection with the expiration in December 2021 of certain transfer restrictions applicable to substantial shareholders contained in our Certificate of Incorporation, the Board of Directors of AAG adopted the Tax Benefit Preservation Plan. The Tax Benefit Preservation Plan was subsequently ratified by our stockholders at the 2022 Annual Meeting of Stockholders of AAG. AAG entered into Amendment No. 1 to the Tax Benefit Preservation Plan to extend the expiration date to October 29, 2027, subject to approval by stockholders by October 29, 2025. The Tax Benefit Preservation Plan is designed to reduce the likelihood that we experience an "ownership change” for purposes of Section 382 by deterring certain acquisitions of AAG common stock. There is no assurance, however, that the deterrent mechanism will be effective, and such acquisitions may still occur. In addition, the Tax Benefit Preservation Plan may adversely affect the marketability of AAG common stock by discouraging existing or potential investors from acquiring AAG common stock or additional shares of AAG common stock, because any non-exempt third party that acquires 4.9% or more of the then-outstanding shares of AAG common stock would suffer substantial dilution of its ownership interest in AAG.
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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
Selected Consolidated Financial Data of AAG
The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended and as of December 31, 2024, 2023 and 2022, are derived from AAG’s audited consolidated financial statements.

	Year Ended December 31,
	2024	2023	2022
	(In millions, except share and per share amounts)
Consolidated Statements of Operations data:
Total operating revenues	$54,211	$52,788	$48,971
Total operating expenses	51,597	49,754	47,364
Operating income	2,614	3,034	1,607
Net income	846	822	127
Earnings per common share:
Basic	$1.29	$1.26	$0.20
Diluted	1.24	1.21	0.19
Shares used for computation (in thousands):
Basic	656,996	653,612	650,345
Diluted	721,300	719,669	655,122

Consolidated Balance Sheet data (at end of period):
Total assets	$61,783	$63,058	$64,716
Debt and finance leases	30,476	32,902	35,663
Pension and postretirement obligations (1)	2,275	3,171	2,926
Operating lease liabilities	7,068	7,761	8,024
Stockholders’ deficit	(3,977)	(5,202)	(5,799)

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

	Year Ended December 31,
	2024	2023
	(In millions)
Components of Total Special Items, Net: (1)
Labor contract expenses (2)	$605	$989
A330 fleet-related adjustments (3)	(42)	—
Severance expenses	13	23
Other operating special items, net	34	(41)
Mainline operating special items, net	610	971
Regional operating special items, net (4)	33	8
Operating special items, net	643	979

Debt refinancing and extinguishment (5)	16	280
Mark-to-market adjustments on equity investments, net (6)	8	82
Nonoperating special items, net	24	362
Pre-tax special items, net	$667	$1,341
Reconciliation of Pre-Tax Income Excluding Net Special Items:
Pre-tax income – GAAP	$1,154	$1,121
Adjusted for: Pre-tax special items, net	667	1,341
Pre-tax income excluding net special items	$1,821	$2,462
Reconciliation of Net Income Excluding Net Special Items:
Net income – GAAP	$846	$822
Adjusted for: Total special items, net	667	1,341
Adjusted for: Net tax effect of net special items	(151)	(304)
Net income excluding net special items	$1,362	$1,859

(1)See Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on net special items.
(2)Labor contract expenses for 2024 related to one-time charges resulting from the ratification of new CBAs with our mainline flight attendants and passenger service team members, including one-time payments and adjustments to vacation accruals resulting from pay rate increases.
Labor contract expenses for 2023 related to one-time charges resulting from the ratification of a new CBA with our mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $235 million.
(3)We retired our Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic. In 2022, we recorded a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to their then estimated fair value due to the market conditions for certain used aircraft, and in 2024, we entered into a sales agreement for our remaining Airbus A330 aircraft, resulting in a $42 million gain.
(4)Regional operating special items, net for 2024 included a $33 million non-cash write down of regional aircraft resulting from the decision to permanently park 43 Embraer 145 aircraft.
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

	Year Ended December 31,
	2024	2023
Reconciliation of CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$51,597	$49,754
Operating net special items (1):
Mainline operating special items, net	(610)	(971)
Regional operating special items, net	(33)	(8)
Aircraft fuel and related taxes	(11,418)	(12,257)
Total operating expenses, excluding net special items and fuel	$39,536	$36,518
(In millions)
Total Available Seat Miles (ASM)	292,948	277,723
(In cents)
CASM	17.61	17.92
Operating net special items per ASM (1):
Mainline operating special items, net	(0.21)	(0.35)
Regional operating special items, net	(0.01)	—
Aircraft fuel and related taxes per ASM	(3.90)	(4.41)
CASM, excluding net special items and fuel	13.50	13.15

(1)See Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on net special items.

Selected Consolidated Financial Data of American
The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended and as of December 31, 2024, 2023 and 2022, are derived from American’s audited consolidated financial statements.

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Consolidated Statements of Operations data:
Total operating revenues	$54,204	$52,784	$48,965
Total operating expenses	51,550	49,715	47,312
Operating income	2,654	3,069	1,653
Net income	1,262	1,188	338

Consolidated Balance Sheet data (at end of period):
Total assets	$68,755	$69,074	$70,324
Debt and finance leases	25,736	27,675	30,422
Pension and postretirement obligations (1)	2,262	3,148	2,900
Operating lease liabilities	7,008	7,708	7,961
Stockholder’s equity	8,234	6,577	5,593

(1)Substantially all defined benefit pension plans were frozen effective November 1, 2012. See Note 8 to American's Consolidated Financial Statements in Part II, Item 8B for further information on pension and postretirement benefits.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2024 Financial Overview
The selected financial data presented below is derived from AAG’s audited consolidated financial statements included in Part II, Item 8A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Passenger revenue	$49,586	$48,512	$1,074	2.2
Cargo revenue	804	812	(8)	(0.9)
Other operating revenue	3,821	3,464	357	10.3
Total operating revenues	54,211	52,788	1,423	2.7
Aircraft fuel and related taxes	11,418	12,257	(839)	(6.8)
Salaries, wages and benefits	16,021	14,580	1,441	9.9
Total operating expenses	51,597	49,754	1,843	3.7
Operating income	2,614	3,034	(420)	(13.9)
Pre-tax income	1,154	1,121	33	2.9
Income tax provision	308	299	9	2.9
Net income	846	822	24	2.9

Pre-tax income – GAAP	$1,154	$1,121	$33	2.9
Adjusted for: pre-tax net special items (1)	667	1,341	(674)	(50.2)
Pre-tax income excluding net special items	$1,821	$2,462	$(641)	(26.0)

(1)See Part II, Item 6. Selected Consolidated Financial Data – “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for details on the components of pre-tax net special items.
Pre-Tax Income and Net Income
Pre-tax income and net income were $1.2 billion and $846 million, respectively, in 2024. This compares to 2023 pre-tax income and net income of $1.1 billion and $822 million, respectively.
Pre-tax income on a GAAP basis increased slightly in 2024 as compared to 2023. This was driven primarily by increases in passenger revenue, lower costs for aircraft fuel and related taxes and decreases in pre-tax net special items, offset in part by increases in certain operating expenses including salaries, wages and benefits, maintenance, materials and repairs and certain other operating expenses.
Excluding the effects of pre-tax net special items, pre-tax income was $1.8 billion and $2.5 billion in 2024 and 2023, respectively. The year-over-year decrease in our pre-tax income excluding pre-tax net special items was principally driven by certain operating expenses as mentioned above, offset in part by increases in passenger revenue and lower costs for aircraft fuel and related taxes.
In September 2024, American and the Association of Professional Flight Attendants, the union representing our mainline flight attendants, ratified a new collective bargaining agreement. This five-year agreement provides wage rate increases, quality-of-life benefits and other benefit-related items. The ratified agreement also included a provision for a one-time payment. In 2024, one-time charges resulting from the ratification of this new agreement were recorded as mainline operating special items, net in the consolidated statement of operations, including the one-time payment of $514 million which was paid in November 2024.

Revenue
In 2024, we reported total operating revenues of $54.2 billion, an increase of $1.4 billion, or 2.7%, as compared to 2023. Passenger revenue was $49.6 billion, an increase of $1.1 billion, or 2.2%, as compared to 2023. In 2024, revenue passenger miles (RPMs) increased 7.3%, resulting in a load factor of 84.9% as compared to 83.5% in 2023. Passenger yield decreased 4.7% on 5.5% capacity growth year-over-year, as measured by available seat miles (ASMs). Our passenger revenue in 2024 was impacted by certain commercial initiatives we had previously deployed, along with an over-supply of industry capacity in the first half of the year. Mid-year, we took actions to adjust our strategy as well as capacity growth which, combined with industry capacity deceleration, resulted in sequential year-over-year improvement in passenger unit revenue performance in the third and fourth quarters of 2024.
Cargo revenue decreased $8 million, or 0.9%, in 2024 as compared to 2023, primarily due to an 11.8% decrease in cargo yield driven by increased air freight capacity, offset in part by a 12.3% increase in cargo ton miles.
Other operating revenue increased $357 million, or 10.3%, in 2024 as compared to 2023, driven primarily by higher revenue associated with our loyalty program. During 2024 and 2023, cash payments from co-branded credit card and other partners were $6.1 billion and $5.2 billion, respectively, an increase of 17% year-over-year. Cash remuneration in 2024 included a one-time cash payment related to the new co-branded credit card agreement announced in December 2024. This one-time cash payment will be amortized over the life of the new agreement beginning in 2026.
Our total revenue per available seat mile (TRASM) was 18.51 cents in 2024, a 2.6% decrease as compared to 19.01 cents in 2023.
Fuel
In 2024, aircraft fuel expense totaled $11.4 billion, a decrease of $839 million, or 6.8%, as compared to 2023. This decrease was primarily driven by a 12.2% decrease in the average price per gallon of aircraft fuel including related taxes to $2.60 in 2024 from $2.96 in 2023, offset in part by a 6.1% increase in gallons of fuel consumed due to increased capacity.
As of December 31, 2024, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity.”
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry in which economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel. In 2024, we continued to focus on our reengineering the business initiatives through the use of digital solutions, process enhancements and procurement transformation. We will continue to invest in reengineering our business in 2025 and beyond to build an even more efficient airline and continue to manage costs while delivering a better experience for our customers and team.
Our 2024 CASM was 17.61 cents, a decrease of 1.7%, from 17.92 cents in 2023. This decrease in CASM was primarily driven by lower aircraft fuel costs as well as a decrease in mainline operating special items, net, offset in part by higher costs for salaries, wages and benefits and maintenance, materials and repairs.
Our 2024 CASM excluding net special items and fuel was 13.50 cents, an increase of 2.6%, from 13.15 cents in 2023, which was primarily driven by higher costs for salaries, wages and benefits and maintenance, materials and repairs.
For a reconciliation of total operating CASM to total operating CASM excluding net special items and fuel, see Part II, Item 6. Selected Consolidated Financial Data – “Reconciliation of GAAP to Non-GAAP Financial Measures.”

Liquidity
As of December 31, 2024, we had $10.3 billion in total available liquidity, consisting of $7.0 billion in unrestricted cash and short-term investments and $3.3 billion in total undrawn capacity under revolving credit and other short-term facilities.
During 2024, we completed the following financing transactions (see Note 4 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information):
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
•amended the 2013 and 2023 Term Loan Facilities to reduce the applicable interest rate margins;
•prepaid in full $487 million of the outstanding principal amount of the 3.75% senior notes due 2025 (3.75% Senior Notes);
•prepaid $263 million toward portions of the outstanding principal amounts of the 10.75% senior secured IP notes (the IP Notes) and the 10.75% senior secured LGA/DCA notes (LGA/DCA Notes);
•issued $684 million of enhanced equipment trust certificates (EETCs) in connection with the financing of certain aircraft that had been previously delivered; and
•issued $990 million of equipment loans and other notes payable in connection with the financing of certain aircraft.
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
See Note 4 to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information on our debt obligations.
Recent Developments
On January 29, 2025, American Eagle flight 5342 was involved in a fatal accident in Washington, D.C. The Bombardier CRJ 700 aircraft operated by PSA was en route to Washington, D.C. from Wichita, Kansas when it was involved in a midair collision near Ronald Reagan Washington National Airport. American has industry standard insurance coverage for this incident, and is continuing its assessment of the impact on its business resulting from the accident.

AAG’s Results of Operations
For a comparison of the 2023 to 2022 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “AAG’s Results of Operations” of our 2023 Form 10-K.
Operating Statistics
The table below sets forth selected operating data for the years ended December 31, 2024 and 2023.

	Year Ended December 31,		Increase (Decrease)
	2024	2023
Revenue passenger miles (millions) (a)	248,795	231,926	7.3%
Available seat miles (millions) (b)	292,948	277,723	5.5%
Passenger load factor (percent) (c)	84.9	83.5	1.4pts
Yield (cents) (d)	19.93	20.92	(4.7)%
Passenger revenue per available seat mile (cents) (e)	16.93	17.47	(3.1)%
Total revenue per available seat mile (cents) (f)	18.51	19.01	(2.6)%
Fuel consumption (gallons in millions)	4,391	4,140	6.1%
Average aircraft fuel price including related taxes (dollars per gallon)	2.60	2.96	(12.2)%
Total operating cost per available seat mile (cents) (g)	17.61	17.92	(1.7)%
Aircraft at end of period (h)	1,562	1,521	2.7%
Full-time equivalent employees at end of period	133,300	132,100	0.9%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excluded from the aircraft count above are seven regional aircraft in temporary storage as of December 31, 2024 as follows: five Embraer 145 and two Bombardier CRJ 900.
Operating Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Passenger	$49,586	$48,512	$1,074	2.2
Cargo	804	812	(8)	(0.9)
Other	3,821	3,464	357	10.3
Total operating revenues	$54,211	$52,788	$1,423	2.7

This table presents our passenger revenue and the year-over-year change in certain operating statistics:

		Increase (Decrease) vs. Year Ended December 31, 2023
	Year Ended December 31, 2024	Passenger Revenue	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$49,586	2.2%	7.3%	5.5%	1.4pts	(4.7)%	(3.1)%
Passenger revenue increased $1.1 billion, or 2.2%, in 2024 from 2023. In 2024, RPMs increased 7.3%, resulting in a load factor of 84.9% as compared to 83.5% in 2023. Passenger yield decreased 4.7% on 5.5% capacity growth year-over-year, as measured by ASMs. Our passenger revenue in 2024 was impacted by certain commercial initiatives we had previously deployed, along with an over-supply of industry capacity in the first half of the year. Mid-year, we took actions to adjust our strategy as well as capacity growth which, combined with industry capacity deceleration, resulted in sequential year-over-year improvement in passenger unit revenue performance in the third and fourth quarters of 2024.
Cargo revenue decreased $8 million, or 0.9%, in 2024 from 2023 primarily due to an 11.8% decrease in cargo yield driven by increased air freight capacity, offset in part by a 12.3% increase in cargo ton miles.
Other operating revenue increased $357 million, or 10.3%, in 2024 from 2023 driven primarily by higher revenue associated with our loyalty program. During 2024 and 2023, cash payments from co-branded credit card and other partners were $6.1 billion and $5.2 billion, respectively, an increase of 17% year-over-year. Cash remuneration in 2024 included a one-time cash payment related to the new co-branded credit card agreement announced in December 2024. This one-time cash payment will be amortized over the life of the new agreement beginning in 2026.
Total operating revenues in 2024 increased $1.4 billion, or 2.7%, from 2023 driven primarily by the increase in passenger revenue as described above. Our TRASM was 18.51 cents in 2024, a 2.6% decrease as compared to 19.01 cents in 2023.
Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$11,418	$12,257	$(839)	(6.8)
Salaries, wages and benefits	16,021	14,580	1,441	9.9
Regional expenses	5,042	4,643	399	8.6
Maintenance, materials and repairs	3,794	3,265	529	16.2
Other rent and landing fees	3,303	2,928	375	12.8
Aircraft rent	1,242	1,369	(127)	(9.2)
Selling expenses	1,812	1,799	13	0.7
Depreciation and amortization	1,926	1,936	(10)	(0.5)
Mainline operating special items, net	610	971	(361)	(37.2)
Other	6,429	6,006	423	7.0
Total operating expenses	$51,597	$49,754	$1,843	3.7
Additional detail regarding changes in our operating expenses is as follows:
Aircraft fuel and related taxes decreased $839 million, or 6.8%, in 2024 from 2023 primarily due to a 12.2% decrease in the average price per gallon of aircraft fuel including related taxes to $2.60 in 2024 from $2.96 in 2023, offset in part by a 6.1% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $1.4 billion, or 9.9%, in 2024 from 2023 primarily driven by higher wage rates and costs for benefit-related items associated with the ratification of new CBAs with our mainline pilots in August 2023 and with our mainline flight attendants in September 2024.

Regional expenses increased $399 million, or 8.6%, in 2024 from 2023 primarily due to an increase in regional flight operations at our wholly-owned regional carriers, as regional capacity as measured by ASMs increased 12.4% year over year, and also due to higher maintenance, materials and repair costs driven by an increase in the volume of engine overhauls and airframe heavy checks.
Maintenance, materials and repairs increased $529 million, or 16.2%, in 2024 from 2023 primarily due to increased costs for engine overhauls, component part repairs and airframe heavy checks driven by higher volume and cost of materials.
Other rent and landing fees increased $375 million, or 12.8%, in 2024 from 2023 primarily driven by rate increases at certain airports as a result of extensive airport redevelopment projects and an 8.1% increase in the number of departures.
Aircraft rent decreased $127 million, or 9.2%, in 2024 from 2023 primarily due to decreased rental payments associated with aircraft operating lease extensions.
Selling expenses increased $13 million, or 0.7%, in 2024 from 2023 primarily due to higher credit card fees driven by the overall increase in passenger revenues, as well as an increase in advertising expense and booking fees, offset in part by a decrease in commissions expense.
Other operating expenses increased $423 million, or 7.0%, in 2024 from 2023 primarily driven by the increase in flight operations, including increased costs for onboard food and catering, crew travel, ground and cargo handling, passenger accommodation and airport lounge operations, as well as certain general and administrative expenses.
Operating Special Items, Net

	Year Ended December 31,
	2024	2023
	(In millions)
Labor contract expenses (1)	$605	$989
A330 fleet-related adjustments (2)	(42)	—
Severance expenses	13	23
Other operating special items, net	34	(41)
Mainline operating special items, net	610	971
Regional operating special items, net (3)	33	8
Operating special items, net	$643	$979

(1)Labor contract expenses for 2024 related to one-time charges resulting from the ratification of new CBAs with our mainline flight attendants and passenger service team members, including one-time payments and adjustments to vacation accruals resulting from pay rate increases.
Labor contract expenses for 2023 related to one-time charges resulting from the ratification of a new CBA with our mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $235 million.
(2)We retired our Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic. In 2022, we recorded a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to their then estimated fair value due to the market conditions for certain used aircraft, and in 2024, we entered into a sales agreement for our remaining Airbus A330 aircraft, resulting in a $42 million gain.
(3)Regional operating special items, net for 2024 included a $33 million non-cash write down of regional aircraft resulting from the decision to permanently park 43 Embraer 145 aircraft.

Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Interest income	$468	$591	$(123)	(20.8)
Interest expense, net	(1,934)	(2,145)	211	(9.9)
Other income (expense), net	6	(359)	365	nm (1)
Total nonoperating expense, net	$(1,460)	$(1,913)	$453	(23.7)

(1)Not meaningful or greater than 100% change.
Interest income decreased $123 million, or 20.8%, in 2024 compared to 2023 primarily due to a decrease in the average balance of short-term investments. Interest expense, net decreased $211 million, or 9.9%, in 2024 compared to 2023 primarily due to lower outstanding debt in 2024, as we continue our efforts to strengthen the balance sheet.
In 2024, other nonoperating income, net included $113 million of non-service related pension and other postretirement benefit plan income, offset in part by $48 million of foreign currency losses and $24 million of net special charges primarily for debt refinancings and extinguishments and mark-to-market net unrealized losses associated with certain equity investments.
In 2023, other nonoperating expense, net primarily included $362 million of net special charges principally associated with debt refinancings and extinguishments and mark-to-market net unrealized losses associated with certain equity investments, offset in part by $32 million of non-service related pension and other postretirement benefit plan income.
Income Taxes
In 2024, we recorded an income tax provision of $308 million with an effective rate of approximately 27%, which was substantially non-cash. Substantially all of our income before income taxes is attributable to the United States. At December 31, 2024, we had approximately $12.9 billion of gross federal NOLs and $5.9 billion of other carryforwards available to reduce future federal taxable income, of which $2.6 billion will expire beginning in 2033 if unused and $16.2 billion can be carried forward indefinitely. We also had approximately $5.2 billion of NOL carryforwards to reduce future state taxable income at December 31, 2024, which will expire in taxable years 2024 through 2044 if unused.
In 2023, we recorded an income tax provision of $299 million at an effective rate of approximately 27%, which was substantially non-cash.
See Note 6 to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information on income taxes.
American’s Results of Operations
For a comparison of the 2023 to 2022 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “American’s Results of Operations” of American’s 2023 Form 10-K.
Operating Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Passenger	$49,586	$48,512	$1,074	2.2
Cargo	804	812	(8)	(0.9)
Other	3,814	3,460	354	10.3
Total operating revenues	$54,204	$52,784	$1,420	2.7
Passenger revenue increased $1.1 billion, or 2.2%, in 2024 from 2023. American’s passenger revenue in 2024 was impacted by certain commercial initiatives it had previously deployed, along with an over-supply of industry capacity in the first half of the year. Mid-year, American took actions to adjust its strategy as well as capacity growth which, combined with industry capacity deceleration, resulted in sequential year-over-year improvement in passenger unit revenue performance in the third and fourth quarters of 2024.
Cargo revenue decreased $8 million, or 0.9%, in 2024 from 2023 primarily due to a decrease in cargo yield driven by increased air freight capacity, offset in part by an increase in cargo ton miles.
Other operating revenue increased $354 million, or 10.3%, in 2024 from 2023 driven primarily by higher revenue associated with American’s loyalty program. During 2024 and 2023, cash payments from co-branded credit card and other partners were $6.1 billion and $5.2 billion, respectively, an increase of 17% year-over-year. Cash remuneration in 2024 included a one-time cash payment related to the new co-branded credit card agreement announced in December 2024. This one-time cash payment will be amortized over the life of the new agreement beginning in 2026.
Total operating revenues in 2024 increased $1.4 billion, or 2.7%, from 2023 driven primarily by the increase in passenger revenue as described above.
Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$11,418	$12,257	$(839)	(6.8)
Salaries, wages and benefits	16,012	14,572	1,440	9.9
Regional expenses	5,009	4,619	390	8.4
Maintenance, materials and repairs	3,794	3,265	529	16.2
Other rent and landing fees	3,303	2,928	375	12.8
Aircraft rent	1,242	1,369	(127)	(9.2)
Selling expenses	1,812	1,799	13	0.7
Depreciation and amortization	1,919	1,927	(8)	(0.4)
Mainline operating special items, net	610	971	(361)	(37.2)
Other	6,431	6,008	423	7.0
Total operating expenses	$51,550	$49,715	$1,835	3.7
Additional detail regarding changes in American’s operating expenses is as follows:
Aircraft fuel and related taxes decreased $839 million, or 6.8%, in 2024 from 2023 primarily due to a 12.2% decrease in the average price per gallon of aircraft fuel including related taxes to $2.60 in 2024 from $2.96 in 2023, offset in part by a 6.1% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $1.4 billion, or 9.9%, in 2024 from 2023 primarily driven by higher wage rates and costs for benefit-related items associated with the ratification of new CBAs with American’s mainline pilots in August 2023 and with its mainline flight attendants in September 2024.
Regional expenses increased $390 million, or 8.4%, in 2024 from 2023 primarily due to an increase in regional flight operations and costs at American’s regional carriers.
Maintenance, materials and repairs increased $529 million, or 16.2%, in 2024 from 2023 primarily due to increased costs for engine overhauls, component part repairs and airframe heavy checks driven by higher volume and cost of materials.
Other rent and landing fees increased $375 million, or 12.8%, in 2024 from 2023 primarily driven by rate increases at certain airports as a result of extensive airport redevelopment projects and an increase in the number of departures.
Aircraft rent decreased $127 million, or 9.2%, in 2024 from 2023 primarily due to decreased rental payments associated with aircraft operating lease extensions.

Selling expenses increased $13 million, or 0.7%, in 2024 from 2023 primarily due to higher credit card fees driven by the overall increase in passenger revenues, as well as an increase in advertising expense and booking fees, offset in part by a decrease in commissions expense.
Other operating expenses increased $423 million, or 7.0%, in 2024 from 2023 primarily driven by the increase in flight operations, including increased costs for onboard food and catering, crew travel, ground and cargo handling, passenger accommodation and airport lounge operations, as well as certain general and administrative expenses.
Operating Special Items, Net

	Year Ended December 31,
	2024	2023
	(In millions)
Labor contract expenses (1)	$605	$989
A330 fleet-related adjustments (2)	(42)	—
Severance expenses	13	23
Other operating special items, net	34	(41)
Mainline operating special items, net	610	971
Regional operating special items, net (3)	33	—
Operating special items, net	$643	$971

(1)Labor contract expenses for 2024 related to one-time charges resulting from the ratification of new CBAs with American’s mainline flight attendants and passenger service team members, including one-time payments and adjustments to vacation accruals resulting from pay rate increases.
Labor contract expenses for 2023 related to one-time charges resulting from the ratification of a new CBA with American’s mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $235 million.
(2)American retired its Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic. In 2022, American recorded a non-cash impairment charge to write down the carrying value of its retired Airbus A330 fleet to their then estimated fair value due to the market conditions for certain used aircraft, and in 2024, American entered into a sales agreement for its remaining Airbus A330 aircraft, resulting in a $42 million gain.
(3)Regional operating special items, net for 2024 included a $33 million non-cash write down of regional aircraft resulting from the decision to permanently park 43 Embraer 145 aircraft.
Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
	(In millions, except percentage changes)
Interest income	$1,058	$1,078	$(20)	(1.8)
Interest expense, net	(2,029)	(2,206)	177	(8.0)
Other income (expense), net	5	(359)	364	nm
Total nonoperating expense, net	$(966)	$(1,487)	$521	(35.0)
Interest expense, net decreased $177 million, or 8.0%, in 2024 compared to 2023 primarily due to lower outstanding debt in 2024, as American continues its efforts to strengthen the balance sheet.
In 2024, other nonoperating income, net included $113 million of non-service related pension and other postretirement benefit plan income, offset in part by $47 million of foreign currency losses and $24 million of net special charges primarily for debt refinancings and extinguishments and mark-to-market net unrealized losses associated with certain equity investments.

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
In 2024, American recorded an income tax provision of $426 million with an effective rate of approximately 25%, which was substantially non-cash. Substantially all of American’s income before income taxes is attributable to the United States. At December 31, 2024, American had approximately $12.8 billion of gross federal NOLs and $4.2 billion of other carryforwards available to reduce future federal taxable income, of which $2.9 billion will expire beginning in 2033 if unused and $14.1 billion can be carried forward indefinitely. American also had approximately $5.0 billion of NOL carryforwards to reduce future state taxable income at December 31, 2024, which will expire in taxable years 2024 through 2044 if unused.
In 2023, American recorded an income tax provision of $394 million at an effective rate of approximately 25%, which was substantially non-cash.
See Note 5 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
At December 31, 2024, AAG had $10.3 billion in total available liquidity and $732 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	December 31,		December 31,
	2024	2023	2024	2023
Cash	$804	$578	$795	$567
Short-term investments	6,180	7,000	6,177	6,998
Undrawn facilities	3,289	2,862	3,289	2,862
Total available liquidity	$10,273	$10,440	$10,261	$10,427
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
Sources and Uses of Cash
For a comparison of the 2023 and 2022 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Sources and Uses of Cash” of our 2023 Form 10-K.
AAG
Operating Activities
Our net cash provided by operating activities was $4.0 billion and $3.8 billion in 2024 and 2023, respectively, a $180 million year-over-year increase due to sustained profitability and net changes in working capital.
Investing Activities
Our net cash used in investing activities was $968 million and $502 million in 2024 and 2023, respectively.
Our principal investing activities in 2024 included $2.7 billion of capital expenditures, which primarily related to the purchase of 16 Embraer 175 aircraft, six Boeing 737-8 MAX aircraft, four Airbus A321neo aircraft, four Boeing 737-800 aircraft lease repurchases, two Bombardier CRJ 900 aircraft, one Airbus A320 aircraft lease repurchase, 48 aircraft engines and aircraft purchase deposits. These cash outflows were offset in part by $819 million in net sales of short-term investments and $654 million of proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at LAX.
Our principal investing activities in 2023 included $2.6 billion of capital expenditures, which primarily related to the purchase of 17 Boeing 737-8 MAX aircraft, 10 Airbus A321neo aircraft, seven Embraer 175 aircraft, seven Bombardier CRJ 900 aircraft and 28 spare engines. These cash outflows were offset in part by $1.5 billion in net sales of short-term investments and $230 million of proceeds from the sale of property and equipment and sale-leaseback transactions.
Financing Activities
Our net cash used in financing activities was $2.8 billion and $3.2 billion in 2024 and 2023, respectively.
Our principal financing activities in 2024 included $4.5 billion in debt and finance lease repayments, consisting of $3.7 billion in scheduled repayments and the early repayments of $487 million of the outstanding principal amount of the 3.75% Senior Notes and $263 million toward portions of the outstanding principal amounts of the IP Notes and LGA/DCA Notes. These cash outflows were offset in part by $1.7 billion of proceeds from issuance of long-term debt, consisting of $990 million from the issuance of equipment loans and other notes payable and $684 million from the issuance of EETCs in connection with the financing of certain aircraft that had previously been delivered.
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

American
Operating Activities
American’s net cash provided by operating activities was $3.4 billion and $3.7 billion in 2024 and 2023, respectively, a $297 million year-over-year decrease due to a net increase in receivables from related parties including from the early repayment of AAG’s 3.75% Senior Notes. Excluding this net increase in receivables from related parties, American’s operating cash flows increased $320 million compared to 2023 due to sustained profitability and net changes in working capital.
Investing Activities
American’s net cash used in investing activities was $909 million and $449 million in 2024 and 2023, respectively.
American’s principal investing activities in 2024 included $2.6 billion of capital expenditures, which primarily related to the purchase of 16 Embraer 175 aircraft, six Boeing 737-8 MAX aircraft, four Airbus A321neo aircraft, four Boeing 737-800 aircraft lease repurchases, two Bombardier CRJ 900 aircraft, one Airbus A320 aircraft lease repurchase, 48 aircraft engines and aircraft purchase deposits. These cash outflows were offset in part by $819 million in net sales of short-term investments and $654 million of proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at LAX.
American’s principal investing activities in 2023 included $2.5 billion of capital expenditures, which primarily related to the purchase of 17 Boeing 737-8 MAX aircraft, 10 Airbus A321neo aircraft, seven Embraer 175 aircraft, seven Bombardier CRJ 900 aircraft and 28 spare engines. These cash outflows were offset in part by $1.5 billion in net sales of short-term investments and $230 million of proceeds from the sale of property and equipment and sale-leaseback transactions.
Financing Activities
American’s net cash used in financing activities was $2.3 billion and $3.2 billion in 2024 and 2023, respectively.
American’s principal financing activities in 2024 included $4.0 billion in debt and finance lease repayments, consisting of $3.7 billion in scheduled repayments and the early repayment of $263 million toward portions of the outstanding principal amounts of the IP Notes and LGA/DCA Notes. These cash outflows were offset in part by $1.7 billion of proceeds from issuance of long-term debt, consisting of $990 million from the issuance of equipment loans and other notes payable and $684 million from the issuance of EETCs in connection with the financing of certain aircraft that had previously been delivered.
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
Pass-Through Trusts
American currently has 292 owned aircraft and 60 owned spare aircraft engines, which in each case were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment or to permit issuance of debt backed by existing flight equipment. In the case of aircraft EETCs, rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. Similarly, in the case of the spare engine EETCs, the trusts allow American to use its existing pool of spare engines to raise financing under a single facility. The trusts have also been structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covers a set number of aircraft or spare engines scheduled to be delivered, financed or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft or spare engine financing, the relevant trust used the proceeds from the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft or engines. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or spare engines. The equipment notes are secured by a security interest in the aircraft or engines, as applicable. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2024, $7.3 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
Letters of Credit and Other
We provide financial assurance, such as letters of credit and surety bonds, primarily to support projected workers’ compensation obligations and airport commitments. As of December 31, 2024, we had $343 million of letters of credit and surety bonds securing various obligations, of which $98 million is collateralized with our restricted cash. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2037.

Contractual Obligations
The following table provides details of our estimated material cash requirements from contractual obligations as of December 31, 2024 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time and is subject to other conventions as set forth in the applicable accompanying footnotes.

	Payments Due by Period
	2025	2026	2027	2028	2029	2030 and Thereafter	Total
American (a)
Long-term debt:
Principal amount (b), (d) (See Note 3)	$4,196	$4,201	$4,983	$5,304	$3,890	$2,798	$25,372
Interest obligations (c), (d)	1,446	1,148	848	544	272	416	4,674
Finance lease obligations (See Note 4)	173	150	112	77	72	256	840
Aircraft and engine purchase commitments (e) (See Note 10(a))	2,169	4,186	4,003	3,403	3,345	9,009	26,115
Operating lease commitments (See Note 4)	1,583	1,459	1,304	1,176	1,074	3,374	9,970
Regional capacity purchase agreements (f) (See Note 10(b))	1,114	1,068	1,066	990	829	849	5,916
Minimum pension obligations (g) (See Note 8)	221	251	157	107	81	46	863
Retiree medical and other postretirement benefits (g) (See Note 8)	134	138	135	131	128	615	1,281
Other purchase obligations (h) (See Note 10(a))	4,603	1,952	1,505	381	500	3,403	12,344
Total American Contractual Obligations	$15,639	$14,553	$14,113	$12,113	$10,191	$20,766	$87,375

AAG Parent and Other AAG Subsidiaries (a)
Long-term debt:
Principal amount (b) (See Note 4)	$1,000	$—	$—	$—	$—	$3,746	$4,746
Interest obligations (c)	142	181	223	222	223	230	1,221
Operating lease commitments (See Note 5)	14	13	8	7	6	40	88
Minimum pension obligations (g) (See Note 9)	3	2	1	1	1	2	10
Other purchase obligations (See Note 11(a))	8	14	12	5	2	—	41
Total AAG Contractual Obligations	$16,806	$14,763	$14,357	$12,348	$10,423	$24,784	$93,481

(a)For additional information, see the Notes to AAG’s and American’s Consolidated Financial Statements in Part II, Items 8A and 8B, respectively, referenced in the table above.
(b)Amounts represent contractual amounts due. Excludes $300 million and $5 million of unamortized debt discount, premium and issuance costs as of December 31, 2024 for American and AAG Parent, respectively.
(c)For variable-rate debt, future interest obligations are estimated using the current forward rates at December 31, 2024.
(d)Includes $7.3 billion of future principal payments and $883 million of future interest payments as of December 31, 2024, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
(e)See Part I, Item 2. Properties – “Aircraft and Engine Purchase Commitments” for additional information about the firm commitments for the acquisition of aircraft and engines, including the anticipated aircraft delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our most current estimate based on contractual delivery schedules adjusted for updates and revisions to such schedules communicated to management by the applicable equipment manufacturer and certain management assumptions. However, the actual delivery schedule may differ, potentially materially, based on various potential factors including production delays by the manufacturer and regulatory concerns. Additionally, the amounts in the table exclude five

Boeing 787 Family aircraft scheduled to be delivered in 2025, for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line above.
(f)These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially. Rental payments under operating leases for certain aircraft flown under these capacity purchase agreements are reflected in the operating lease commitments line above.
(g)Represents minimum pension contributions and expected contributions to our retiree medical and other post-retirement plans based on actuarially determined estimates as of December 31, 2024 and is based on estimated payments through 2034. In January 2025, American made $221 million of required pension contributions.
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
Mileage credits earned through travel
For mileage credits earned through travel, we apply a relative selling price approach whereby the total amount collected from each passenger ticket sale is allocated between the air transportation and the mileage credits earned. The portion of each passenger ticket sale attributable to mileage credits earned is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided. The estimated selling price of mileage credits is determined using an equivalent ticket value approach, which uses historical data, including award redemption patterns by geographic region and class of service, as well as similar cash fares as those used to settle award redemptions. The estimated selling price of mileage credits is adjusted for an estimate of mileage credits that will not be redeemed using a statistical model based on historical redemption patterns to develop an estimate of the likelihood of future redemption. For the year ended December 31, 2024, a hypothetical 10% increase in the estimated selling price of mileage credits would have decreased revenues by approximately $140 million as a result of additional amounts deferred from passenger ticket sales to be recognized in future periods.

Mileage credits sold to co-branded credit cards and other partners
We sell mileage credits to participating airline partners and non-airline business partners, including our co-branded credit card partners, under contracts with remaining terms generally from one to 10 years as of December 31, 2024. Consideration received from the sale of mileage credits is predominantly variable and payment terms typically are within 30 days subsequent to the month of mileage sale. Sales of mileage credits to non-airline business partners are comprised of two components, transportation and marketing. We allocate the consideration received from these sales of mileage credits based on the relative selling price of each product or service delivered.
Our most significant mileage credit partner agreements are our co-branded credit card agreements with Citi and Barclaycard US. We identified two revenue elements in these co-branded credit card agreements: the transportation component and the marketing component. In December 2024, we announced a 10-year agreement with Citi to become the exclusive issuer of the AAdvantage co-branded credit card portfolio in the U.S. starting in 2026. This agreement with Citi is expected to increase the cash payments we receive from the co-branded credit card. Based on the revised terms, the products and services delivered are generally consistent with our previous agreement, and we will continue to allocate the consideration received based on the relative selling prices of these products and services.
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
For the portion of our outstanding mileage credits that we estimate will not be redeemed, we recognize the associated value proportionally as the remaining mileage credits are redeemed. Our estimates use a statistical model based on historical redemption patterns to develop an estimate of the likelihood of future redemption. For the year ended December 31, 2024, a hypothetical 10% increase in our estimate of mileage credits not expected to be redeemed would have increased revenues by approximately $135 million.
Pensions and Retiree Medical and Other Postretirement Benefits
We recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension and retiree medical and other postretirement benefits plans on the consolidated balance sheets with a corresponding adjustment to accumulated other comprehensive income (loss).
Our pension and retiree medical and other postretirement benefits costs and liabilities are calculated using various actuarial assumptions and methodologies. We use certain assumptions including, but not limited to, the selection of the discount rate and expected return on plan assets.
As of December 31, 2024, our weighted average discount rate assumptions were 5.7% and 5.6% for our pension and retiree medical and other postretirement benefits obligations, respectively. When establishing the discount rate to measure our obligations, we match high quality corporate bonds available in the marketplace whose cash flows approximate our projected benefit disbursements. Lowering the discount rate by 50 basis points as of December 31, 2024 would increase our pension and retiree medical and other postretirement benefits obligations by approximately $645 million and $35 million, respectively, and decrease estimated 2025 pension and retiree medical and other postretirement benefits expense by approximately $10 million and $1 million, respectively.
As of January 1, 2025, our expected rate of return on plan assets is 7.75%. The expected rate of return on plan assets is based upon an evaluation of our historical trends and experience, taking into account current and expected market conditions and our target asset allocation of 35% U.S. fixed income securities, 22% U.S. stocks, 24% private investments, 14% developed international stocks and 5% emerging market stocks. The expected rate of return on plan assets component of our net periodic benefit cost is calculated based on the fair value of plan assets and our target asset allocation. Lowering the expected long-term rate of return on plan assets by 50 basis points would increase estimated 2025 pension expense and retiree medical and other postretirement benefits expense by approximately $60 million and $1 million, respectively.

Annually, we review and revise certain economic and demographic assumptions including the pension and retiree medical and other postretirement benefits discount rates, health care costs and certain other retirement assumptions. The net effect of changing these assumptions for the pension plans resulted in a decrease of $699 million in the projected benefit obligation at December 31, 2024. The net effect of changing these assumptions for retiree medical and other postretirement benefits plans resulted in a decrease of $65 million in the accumulated postretirement benefit obligation at December 31, 2024.
See Note 9 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 8 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information regarding our employee benefit plans.
Income Taxes
Our ability to use our NOLs and other carryforwards depends on the amount of taxable income generated in future periods. We provide a valuation allowance for our deferred tax assets, which include our NOLs and other carryforwards, when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered that impact our assessment of future profitability, including conditions which are beyond our control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand. We have determined that positive factors outweigh negative factors in the determination of the realizability of our deferred tax assets. There can be no assurance that an additional valuation allowance on our net deferred tax assets will not be required. Such valuation allowance could be material.
Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2023-09: Income Taxes (Topic 740) Improvements to Income Tax Disclosures
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
ASU 2024-03: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) Disaggregation of Income Statement Expenses
This standard enhances transparency in reporting by requiring disaggregation of certain costs and expenses in the notes to financial statements. This update is effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating how the adoption of this standard will impact our disclosures.
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
Aircraft Fuel
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Because of the amount of fuel needed to operate our business, even a relatively small increase or decrease in the price of aircraft fuel can have a material effect on our operating results and liquidity. Market prices for aircraft fuel have fluctuated substantially over the past several years and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $1.91 per gallon to a high of approximately $4.40 per gallon during the period from January 1, 2022 to December 31, 2024.

As of December 31, 2024, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2025 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2025 annual fuel expense by approximately $45 million.
Foreign Currency
We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated transactions. Our largest exposure comes from the Euro, Canadian dollar, British pound sterling and various Latin American currencies (primarily the Brazilian real). We do not currently have a foreign currency hedge program. We estimate a uniform 10% strengthening in the value of the U.S. dollar from 2024 levels relative to each of the currencies in which we have foreign currency exposure would have resulted in a decrease in pre-tax income of approximately $150 million for the year ended December 31, 2024.
Generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our assets located outside the United States. These conditions, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition. See Part I, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments.
Our largest exposure with respect to variable-rate debt comes from changes in the relevant benchmark rate underlying such debt financings, principally SOFR. Variable-rate debt instruments represented 30% of our total long-term debt as of December 31, 2024. We currently do not have an interest rate hedge program to hedge our exposure to floating interest rates on our variable-rate debt obligations. If annual interest rates increase 100 basis points, based on our December 31, 2024 variable-rate debt and short-term investments balances, annual interest expense on variable-rate debt would increase by approximately $100 million and annual interest income on short-term investments would increase by approximately $70 million. Additionally, the fair value of fixed-rate debt would have decreased by approximately $540 million for AAG and $370 million for American.

ITEM 8A. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES GROUP INC.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
American Airlines Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Airlines Group Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ deficit for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over the realizability of tax net operating loss and other carryforwards
As discussed in Notes 1(i) and 6 to the consolidated financial statements, the Company had $4.3 billion of tax net operating loss and other carryforwards, which are recorded as deferred tax assets at December 31, 2024. Deferred tax assets are recognized related to tax net operating loss and other carryforwards that will reduce future taxable income. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. In evaluating the need for a valuation allowance, management considers the weighting of all available positive and negative evidence.
We identified the evaluation of the sufficiency of audit evidence over the realizability of federal tax net operating loss and other carryforwards as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment in order to assess the extent of procedures performed in assessing the realizability of the federal tax net operating loss and other carryforwards.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s deferred tax asset valuation allowance process, including controls related to the realizability of federal tax net operating loss and other carryforwards. We evaluated positive and negative evidence used in assessing whether the federal tax net operating loss and other carryforwards were more likely than not to be realized in the future. We evaluated the reasonableness of management’s projections of future profitability considering historical profitability of the Company, and consistency with industry data. We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the application of tax law. We assessed the sufficiency of audit evidence obtained over the realizability of the federal tax net operating loss and other carryforwards by evaluating the cumulative results of the audit procedures.
/s/    KPMG LLP

We have served as the Company’s auditor since 2014.
Dallas, Texas
February 19, 2025

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Operating revenues:
Passenger	$49,586	$48,512	$44,568
Cargo	804	812	1,233
Other	3,821	3,464	3,170
Total operating revenues	54,211	52,788	48,971
Operating expenses:
Aircraft fuel and related taxes	11,418	12,257	13,791
Salaries, wages and benefits	16,021	14,580	12,972
Regional expenses	5,042	4,643	4,385
Maintenance, materials and repairs	3,794	3,265	2,684
Other rent and landing fees	3,303	2,928	2,730
Aircraft rent	1,242	1,369	1,395
Selling expenses	1,812	1,799	1,815
Depreciation and amortization	1,926	1,936	1,977
Special items, net	610	971	193
Other	6,429	6,006	5,422
Total operating expenses	51,597	49,754	47,364
Operating income	2,614	3,034	1,607
Nonoperating income (expense):
Interest income	468	591	216
Interest expense, net	(1,934)	(2,145)	(1,962)
Other income (expense), net	6	(359)	325
Total nonoperating expense, net	(1,460)	(1,913)	(1,421)
Income before income taxes	1,154	1,121	186
Income tax provision	308	299	59
Net income	$846	$822	$127

Earnings per common share:
Basic	$1.29	$1.26	$0.20
Diluted	$1.24	$1.21	$0.19
Weighted average shares outstanding (in thousands):
Basic	656,996	653,612	650,345
Diluted	721,300	719,669	655,122
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$846	$822	$127
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	327	(312)	1,360
Investments	2	3	(3)
Total other comprehensive income (loss), net of tax	329	(309)	1,357
Total comprehensive income	$1,175	$513	$1,484
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	December 31,
	2024	2023
ASSETS
Current assets
Cash	$804	$578
Short-term investments	6,180	7,000
Restricted cash and short-term investments	732	910
Accounts receivable, net	2,006	2,026
Aircraft fuel, spare parts and supplies, net	2,638	2,400
Prepaid expenses and other	794	658
Total current assets	13,154	13,572
Operating property and equipment
Flight equipment	43,521	41,794
Ground property and equipment	10,202	10,307
Equipment purchase deposits	1,012	760
Total property and equipment, at cost	54,735	52,861
Less accumulated depreciation and amortization	(23,608)	(22,097)
Total property and equipment, net	31,127	30,764
Operating lease right-of-use assets	7,333	7,939
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $841 and $834, respectively	2,044	2,051
Deferred tax asset	2,485	2,888
Other assets	1,549	1,753
Total other assets	10,169	10,783
Total assets	$61,783	$63,058
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$5,322	$3,632
Accounts payable	2,455	2,353
Accrued salaries and wages	2,150	2,377
Air traffic liability	6,759	6,200
Loyalty program liability	3,556	3,453
Operating lease liabilities	1,092	1,309
Other accrued liabilities	2,961	2,738
Total current liabilities	24,295	22,062
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	25,154	29,270
Pension and postretirement benefits	2,128	3,044
Loyalty program liability	6,498	5,874
Operating lease liabilities	5,976	6,452
Other liabilities	1,709	1,558
Total noncurrent liabilities	41,465	46,198
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 657,566,166 shares issued and outstanding at December 31, 2024; 654,273,192 shares issued and outstanding at December 31, 2023	7	7
Additional paid-in capital	7,424	7,374
Accumulated other comprehensive loss	(4,565)	(4,894)
Retained deficit	(6,843)	(7,689)
Total stockholders’ deficit	(3,977)	(5,202)
Total liabilities and stockholders’ equity (deficit)	$61,783	$63,058
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$846	$822	$127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,245	2,254	2,298
Debt extinguishment costs	9	267	3
Special items, net non-cash	(1)	41	226
Pension and postretirement	(82)	(13)	(405)
Deferred income tax provision	308	299	65
Share-based compensation, non-cash	92	102	78
Other, net	(249)	(205)	(37)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	35	95	(637)
Increase in other assets	(314)	(11)	(775)
Increase in accounts payable	257	209	360
Increase (decrease) in air traffic liability	559	(545)	658
Increase in loyalty program liability	727	182	10
Contributions to pension plans	(300)	(73)	(5)
Increase (decrease) in other liabilities	(149)	379	207
Net cash provided by operating activities	3,983	3,803	2,173
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(2,683)	(2,596)	(2,546)
Proceeds from sale-leaseback transactions and sale of property and equipment	654	230	147
Sales of short-term investments	8,013	8,861	14,972
Purchases of short-term investments	(7,194)	(7,323)	(11,257)
Decrease in restricted short-term investments	177	51	1
Purchase of equity investments	—	—	(321)
Other investing activities	65	275	(360)
Net cash provided by (used in) investing activities	(968)	(502)	636
Cash flows from financing activities:
Payments on long-term debt and finance leases	(4,467)	(7,718)	(3,752)
Proceeds from issuance of long-term debt	1,670	4,822	1,069
Other financing activities	3	(310)	52
Net cash used in financing activities	(2,794)	(3,206)	(2,631)
Net increase in cash and restricted cash	221	95	178
Cash and restricted cash at beginning of year	681	586	408
Cash and restricted cash at end of year (a)	$902	$681	$586

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the consolidated balance sheets:

Cash	$804	$578	$440
Restricted cash included in restricted cash and short-term investments	98	103	146
Total cash and restricted cash	$902	$681	$586
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2021	$6	$7,234	$(5,942)	$(8,638)	$(7,340)
Net income	—	—	—	127	127
Other comprehensive income, net	—	—	1,357	—	1,357
Issuance of 2,914,866 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(21)	—	—	(21)
Share-based compensation expense	—	78	—	—	78
Balance at December 31, 2022	6	7,291	(4,585)	(8,511)	(5,799)
Net income	—	—	—	822	822
Other comprehensive loss, net	—	—	(309)	—	(309)
Issuance of 3,630,731 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	1	(23)	—	—	(22)
Share-based compensation expense	—	102	—	—	102
Settlement of single-dip unsecured claims held in Disputed Claims Reserve	—	4	—	—	4
Balance at December 31, 2023	7	7,374	(4,894)	(7,689)	(5,202)
Net income	—	—	—	846	846
Other comprehensive income, net	—	—	329	—	329
Issuance of 3,292,974 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(22)	—	—	(22)
Share-based compensation expense	—	92	—	—	92
Modification of share-based awards	—	(20)	—	—	(20)
Balance at December 31, 2024	$7	$7,424	$(4,565)	$(6,843)	$(3,977)
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
The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, the loyalty program, deferred tax assets, as well as pension and retiree medical and other postretirement benefits. Certain prior year amounts within “changes in operating assets and liabilities” presented in the consolidated statement of cash flows have been reclassified to conform to current year presentation. This change in the presentation on the consolidated statement of cash flows had no impact on net cash provided by operating activities or net change in cash and restricted cash.
(b) Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2023-09: Income Taxes (Topic 740) Improvements to Income Tax Disclosures
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
ASU 2024-03: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) Disaggregation of Income Statement Expenses
This standard enhances transparency in reporting by requiring disaggregation of certain costs and expenses in the notes to financial statements. This update is effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating how the adoption of this standard will impact our disclosures.
(c) Investments
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
(d) Restricted Cash and Short-term Investments
We have restricted cash and short-term investments related primarily to collateral held to support workers’ compensation obligations and collateral associated with the AAdvantage Financing. See Note 4 for further information on the AAdvantage Financing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(e) Accounts Receivable, Net
Accounts receivable primarily consist of amounts due from credit card processing companies for tickets sold to individual passengers, amounts due from airline and non-airline business partners, including our co-branded credit card partners and cargo customers. Receivables from ticket sales are short-term, mostly settled within seven days after sale. Receivables from our business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of December 31, 2024 and 2023. We consider past and future financial and qualitative factors, including aging, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.
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
Total mainline and regional depreciation and amortization expense was $2.2 billion for the year ended December 31, 2024 and $2.3 billion for each of the years ended December 31, 2023 and 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
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
(i) Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are recorded net as noncurrent on our consolidated balance sheets.
We provide a valuation allowance for our deferred tax assets, which include our NOLs and other carryforwards, when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered that impact our assessment of future profitability, including conditions which are beyond our control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand. We have determined that positive factors outweigh negative factors in the determination of the realizability of our deferred tax assets.
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
Goodwill is assessed for impairment by initially performing a qualitative assessment. If we determine that it is more likely than not that our goodwill may be impaired, we use a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any. Based upon our annual assessment, there was no goodwill impairment in 2024. The carrying value of our goodwill on our consolidated balance sheets was $4.1 billion as of December 31, 2024 and 2023.
(k) Other Intangibles, Net
Intangible assets consist of certain domestic airport slots and gate leasehold rights, international slots and route authorities, commercial agreements, marketing agreements, customer relationships and tradenames.
Definite-Lived Intangible Assets
Definite-lived intangible assets are originally recorded at their acquired fair values, subsequently amortized over their respective estimated useful lives and are assessed for impairment whenever events and circumstances indicate that the assets may be impaired.
Certain domestic airport slots and airport gate leasehold rights are amortized on a straight-line basis over 25 years. Certain marketing agreements were identified as intangible assets subject to amortization and are amortized on a straight-line basis over approximately 30 years. We had $101 million and $108 million of definite-lived intangible assets, net of accumulated amortization on our consolidated balance sheets as of December 31, 2024 and 2023, respectively. We expect to record amortization expense related to these assets of approximately $6 million for each of the years in 2025 through 2029, and $70 million of amortization expense in 2030 and thereafter until fully amortized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
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
Indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment. If we determine that it is more likely than not that our indefinite-lived intangible assets may be impaired, we use a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any. Based upon our annual assessment, there were no indefinite-lived intangible asset impairments in 2024. We had $1.9 billion of indefinite-lived intangible assets on our consolidated balance sheets as of December 31, 2024 and 2023.
(l) Fuel Financing
In December 2024, we entered into a fuel financing facility with a bank pursuant to which the bank pays certain fuel invoices on our behalf. The agreement contains a maximum allowable outstanding principal balance at any time of $1.0 billion and is required to be repaid at least quarterly. The fuel financing facility bears interest at a base rate equal to one-month Secured Overnight Financing Rate (SOFR) plus a margin of 3.75%. Our obligations to the counterparty are secured on a second-priority basis by certain intellectual property of American, including the “American Airlines” trademark and the “aa.com” domain name in the United States and certain foreign jurisdictions, as provided in, and subject to the covenants and conditions of, the Second Lien Brand Collateral Security Agreement. Either American or the bank may terminate this agreement at any time and with immediate effect upon sixty days’ prior written notice to the other party. As of December 31, 2024, we had $74 million in fuel financing obligations included within other accrued liabilities on our consolidated balance sheet. During the year ended December 31, 2024, we recognized a nominal amount of interest expense related to this agreement.
We include payments to designated fuel suppliers as an operating activity in the consolidated statement of cash flows. Proceeds and payments related to fuel financing transactions are presented net as a financing activity in the consolidated statement of cash flows.
(m) Revenue Recognition
Revenue
The following are the significant categories comprising our operating revenues (in millions):

	Year Ended December 31,
	2024	2023	2022
Passenger revenue:
Passenger travel	$45,743	$44,914	$41,425
Loyalty revenue - travel (1)	3,843	3,598	3,143
Total passenger revenue	49,586	48,512	44,568
Cargo	804	812	1,233
Other:
Loyalty revenue - marketing services	3,257	2,929	2,657
Other revenue	564	535	513
Total other revenue	3,821	3,464	3,170
Total operating revenues	$54,211	$52,788	$48,971

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners. See “Loyalty Revenue” below for further discussion on these mileage credits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
The following is our total passenger revenue by geographic region (in millions):

	Year Ended December 31,
	2024	2023	2022
Domestic	$35,336	$34,592	$32,911
Latin America	6,560	6,719	6,150
Atlantic	6,445	6,205	5,070
Pacific	1,245	996	437
Total passenger revenue	$49,586	$48,512	$44,568
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
Loyalty Revenue
We currently operate the loyalty program, AAdvantage®. This program awards mileage credits to passengers who fly on American, any oneworld airline or other partner airlines, or by using the services of other program participants, such as our co-branded credit cards, and certain hotels and car rental companies. Mileage credits can be redeemed for travel on American and other participating partner airlines, as well as non-air travel awards such as hotels and rental cars. For mileage credits earned by AAdvantage program members, we apply the deferred revenue method.
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
Mileage credits sold to co-branded credit cards and other partners
We sell mileage credits to participating airline partners and non-airline business partners, including our co-branded credit card partners, under contracts with remaining terms generally from one to 10 years as of December 31, 2024. Consideration received from the sale of mileage credits is predominantly variable and payment terms typically are within 30 days subsequent to the month of mileage sale. Sales of mileage credits to non-airline business partners are comprised

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
of two components, transportation and marketing. We allocate the consideration received from these sales of mileage credits based on the relative selling price of each product or service delivered.
Our most significant mileage credit partner agreements are our co-branded credit card agreements with Citibank N.A. (Citi) and Barclaycard US. We identified two revenue elements in these co-branded credit card agreements: the transportation component and the marketing component. In December 2024, we announced a 10-year agreement with Citi to become the exclusive issuer of the AAdvantage co-branded credit card portfolio in the U.S. starting in 2026. Based on the revised terms, the products and services delivered are generally consistent with our previous agreement, and we will continue to allocate the consideration received based on the relative selling prices of these products and services.
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
Contract Balances
Our significant contract liabilities are comprised of (1) outstanding loyalty program mileage credits that may be redeemed for future air travel, non-air travel and other awards, reported as loyalty program liability on our consolidated balance sheets and (2) ticket sales for transportation that has not yet been provided, reported as air traffic liability on our consolidated balance sheets.

	December 31,
	2024	2023
	(In millions)
Loyalty program liability	$10,054	$9,327
Air traffic liability	6,759	6,200
Total	$16,813	$15,527
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2023	$9,327
Deferral of revenue	4,482
Recognition of revenue (1)	(3,755)
Balance at December 31, 2024 (2)	$10,054

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(1)Principally relates to revenue recognized from the redemption of mileage credits for both air travel, non-air travel and other awards. Mileage credits are combined in one homogenous pool and are not separately identifiable. As such, the revenue is comprised of mileage credits that were part of the loyalty program deferred revenue balance at the beginning of the period, as well as mileage credits that were issued during the period.
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of December 31, 2024, our current loyalty program liability was $3.6 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Additionally, as of December 31, 2024, our loyalty program liability includes a one-time cash payment related to the new co-branded credit card agreement announced in December 2024, which will be amortized over the life of the new agreement beginning in 2026.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For 2024, $4.9 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2023.
(n) Maintenance, Materials and Repairs
Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under certain power-by-the-hour maintenance agreements, which are charged to operating expense based on contractual terms when an obligation exists.
(o) Selling Expenses
Selling expenses include credit card fees, commissions, third party distribution channel fees and advertising. Selling expenses associated with passenger revenue are expensed when the transportation or service is provided. Advertising costs are expensed as incurred. Advertising expense was $143 million, $114 million and $105 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(p) Share-based Compensation
We account for our share-based compensation expense based on the fair value of the equity award at the time of grant, which is recognized ratably over the vesting period of the award. Certain awards have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period. The majority of our equity awards are time vested restricted stock units. For equity-classified awards, the fair value of such awards is based on the market price of the underlying shares of AAG common stock on the date of grant and is not subsequently remeasured unless modified. For liability-classified awards, the fair value of such awards is remeasured at the end of each reporting period until settled. See Note 14 for further discussion of share-based compensation.
(q) Foreign Currency Gains and Losses
Foreign currency gains and losses are recorded as part of other income (expense), net within total nonoperating expense, net on our consolidated statements of operations. For the years ended December 31, 2024, 2023 and 2022, foreign currency losses were $48 million, $30 million and $38 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
arrangements with our wholly-owned regional affiliates. Expenses associated with American Eagle operations are classified as regional expenses on the consolidated statements of operations.
Regional expenses for the years ended December 31, 2024, 2023 and 2022 include $319 million, $318 million and $321 million of depreciation and amortization, respectively, and $9 million, $7 million and $5 million of aircraft rent, respectively.
In 2024, 2023 and 2022, we recognized $612 million, $636 million and $592 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). We hold a 25% equity interest in Republic Airways Holdings Inc. (Republic Holdings), the parent company of Republic.
2. Special Items, Net
Special items, net on our consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Labor contract expenses (1)	$605	$989	$—
A330 fleet-related adjustments (2)	(42)	—	149
Severance expenses	13	23	—
Litigation reserve adjustments	—	—	37
Other operating special items, net	34	(41)	7
Mainline operating special items, net	610	971	193
Regional operating special items, net (3)	33	8	5
Operating special items, net	643	979	198

Debt refinancing and extinguishment (4)	16	280	3
Mark-to-market adjustments on equity investments, net (5)	8	82	71
Nonoperating special items, net	24	362	74

Income tax special items, net	—	—	(9)

(1)Labor contract expenses for 2024 related to one-time charges resulting from the ratification of new collective bargaining agreements (CBAs) with our mainline flight attendants and passenger service team members, including one-time payments and adjustments to vacation accruals resulting from pay rate increases.
Labor contract expenses for 2023 related to one-time charges resulting from the ratification of a new CBA with our mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $235 million.
(2)We retired our Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic. In 2022, we recorded a non-cash impairment charge to write down the carrying value of our retired Airbus A330 fleet to their then estimated fair value due to the market conditions for certain used aircraft, and in 2024, we entered into a sales agreement for our remaining Airbus A330 aircraft, resulting in a $42 million gain.
(3)Regional operating special items, net for 2024 included a $33 million non-cash write down of regional aircraft resulting from the decision to permanently park 43 Embraer 145 aircraft.
(4)Debt refinancing and extinguishment costs in 2023 primarily included cash charges for premiums paid in connection with the early repayment of debt.
(5)Mark-to-market adjustments on equity investments, net included net unrealized gains and losses associated with certain equity investments. See Note 8 for further information related to our equity investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
3. Earnings Per Common Share
The following table provides the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Basic EPS:
Net income	$846	$822	$127
Weighted average common shares outstanding (in thousands)	656,996	653,612	650,345
Basic EPS	$1.29	$1.26	$0.20

Diluted EPS:
Net income	$846	$822	$127
Interest expense on 6.50% convertible senior notes	51	46	—
Net income for purposes of computing diluted EPS	$897	$868	$127
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	656,996	653,612	650,345
Dilutive effect of restricted stock unit awards	1,121	1,830	1,579
Dilutive effect of certain PSP Warrants and Treasury Loan Warrants	1,455	2,499	3,198
Assumed conversion of 6.50% convertible senior notes	61,728	61,728	—
Diluted weighted average common shares outstanding	721,300	719,669	655,122
Diluted EPS	$1.24	$1.21	$0.19
The following were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
Restricted stock unit awards	2,350	4,371	3,987
6.50% convertible senior notes	—	—	61,728
In addition, for the years ended December 31, 2024, 2023 and 2022, excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are certain shares underlying the warrants issued pursuant to (i) the payroll support program established under the Coronavirus Aid, Relief, and Economic Security Act (PSP1), (ii) the payroll support program established under the Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP2), (iii) the payroll support program established under the American Rescue Plan Act of 2021 (PSP3) (collectively, the PSP Warrants) and (iv) the Loan and Guarantee Agreement with the U.S. Department of Treasury (Treasury Loan Warrants).
The table below provides a summary of the PSP Warrants and the Treasury Loan Warrants:

Warrants	Warrants Issued (shares, in thousands) (1)	Exercise Price ($)	Expiration
PSP1 Warrants	14,048	12.51	April 2025 to September 2025
PSP2 Warrants	6,576	15.66	January 2026 to April 2026
PSP3 Warrants	4,407	21.75	April 2026 to June 2026
Treasury Loan Warrants	4,396	12.51	September 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(1)The PSP Warrants and the Treasury Loan Warrants are subject to certain anti-dilution provisions, do not have any voting rights and are freely transferable, with registration rights. Each warrant will be exercisable either through net share settlement or cash, at our option. The warrants were issued solely as compensation to the U.S. Government related to entry into the PSP and Treasury Loan Agreements. No separate proceeds (apart from the financial assistance previously received in 2021 and 2020) were received upon issuance of the warrants or will be received upon exercise thereof.
4. Debt
Long-term debt included on our consolidated balance sheets consisted of (in millions):

	December 31,
	2024	2023
Secured
2013 Term Loan Facility, variable interest rate of 6.65%, installments until due in February 2028 (a)	$980	$990
2014 Term Loan Facility, variable interest rate of 6.17%, installments until due in January 2027 (a)	1,171	1,183
2023 Term Loan Facility, variable interest rate of 6.96%, installments until due in June 2029 (a)	1,089	1,100
10.75% senior secured IP notes, interest and principal payments due through February 2026 (b)	781	1,000
10.75% senior secured LGA/DCA notes, interest and principal payments due through February 2026 (b)	156	200
7.25% senior secured notes, interest only payments until due in February 2028 (b)	750	750
8.50% senior secured notes, interest only payments until due in May 2029 (b)	1,000	1,000
5.50% senior secured notes, installments until due in April 2026 (c)	1,750	2,917
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (c)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 9.63%, installments until due in April 2028 (c)	2,450	3,150
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 3.84%, maturing from 2025 to 2034 (d)	7,271	7,657
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 7.25%, averaging 6.17%, maturing from 2025 to 2036 (e)	4,094	3,612
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	880	967
	25,372	27,526
Unsecured
PSP1 Promissory Note, interest only payments until due in April 2030 (f)	1,757	1,757
PSP2 Promissory Note, interest only payments until due in January 2031 (f)	1,030	1,030
PSP3 Promissory Note, interest only payments until due in April 2031 (f)	959	959
6.50% convertible senior notes, interest only payments until due in July 2025 (g)	1,000	1,000
3.75% senior notes, interest only payments until due in March 2025 (h)	—	487
	4,746	5,233
Total long-term debt	30,118	32,759
Less: Total unamortized debt discount, premium and issuance costs	305	363
Less: Current maturities	5,196	3,501
Long-term debt, net of current maturities	$24,617	$28,895

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
As of December 31, 2024, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$500
2014 Revolving Facility	1,500
2023 Revolving Facility	890
Other facilities	399
Total	$3,289
In March 2024, American entered into a revolving credit facility that provides for borrowing capacity of up to $350 million, maturing in March 2027 with an option to extend for an additional year. As of December 31, 2024, there were no amounts drawn under this facility. Additionally, American currently has $49 million of available borrowing base under a cargo receivables facility that is set to expire in December 2025. As further described below, the aggregate commitments under the 2013, 2014, and 2023 Revolving Facilities are $2.9 billion through June 4, 2029.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
At December 31, 2024, the maturities of long-term debt are as follows (in millions):

2025	$5,196
2026	4,201
2027	4,983
2028	5,304
2029	3,890
2030 and thereafter	6,544
Total	$30,118
(a) 2013, 2014 and 2023 Credit Facilities
2013 Credit Facilities
The Amended and Restated Credit and Guaranty Agreement dated as of May 21, 2015, as amended (the 2013 Credit Agreement), includes a revolving credit facility (the 2013 Revolving Facility) and a term loan facility (the 2013 Term Loan Facility), collectively referred to as the 2013 Credit Facilities.
On June 4, 2024, American and AAG entered into the Ninth Amendment to Amended and Restated Credit and Guaranty Agreement (the Ninth Amendment), amending the 2013 Credit Agreement, pursuant to which American terminated all existing revolving commitments and letter of credit commitments available under the 2013 Credit Agreement and established new revolving commitments in an aggregate amount of $500 million (which includes the ability to issue letters of credit in an aggregate amount of $100 million) (the newly established commitments, the 2013 Revolving Facility), which have a maturity date of June 4, 2029. Additionally, as a result of the Ninth Amendment, the 2013 Revolving Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, SOFR for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. Pursuant to the Ninth Amendment, SOFR borrowings under the 2013 Revolving Facility are not subject to a credit spread adjustment. As of December 31, 2024, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.
On December 19, 2024, American and AAG entered into the Tenth Amendment to Amended and Restated Credit and Guaranty Agreement (the 2013 Credit Agreement Tenth Amendment), amending the 2013 Credit Agreement. As a result of the 2013 Credit Agreement Tenth Amendment, the term loans outstanding under the 2013 Credit Agreement with an outstanding principal amount of $980 million were replaced with term loans with a principal amount of $980 million. Pursuant to the 2013 Credit Agreement Tenth Amendment, the 2013 Term Loan Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.25% per annum or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
an applicable margin of 2.25% per annum. Additionally, the 2013 Credit Agreement Tenth Amendment amended certain other terms of the 2013 Credit Agreement, including, among other things, reducing the minimum liquidity financial covenant threshold from $2.2 billion to $2.0 billion and removing the cost spread adjustment on the 2013 Term Loan Facility. As of December 31, 2024, the margin elected was 2.25% per annum.
2014 Credit Facilities
The Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, as amended (the 2014 Credit Agreement), includes a revolving credit facility (the 2014 Revolving Facility) and term loan facility (the 2014 Term Loan Facility), collectively referred to as the 2014 Credit Facilities. The 2014 Term Loan Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 0.75% or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American, plus the SOFR adjustment applicable to such interest period (with such SOFR rate plus SOFR adjustment being subject to a floor of 0.00%) plus an applicable margin of 1.75%. As of December 31, 2024, the margin elected was 1.75% per annum.
On June 4, 2024, American and AAG entered into the Tenth Amendment to Amended and Restated Credit and Guaranty Agreement (the 2014 Credit Agreement Tenth Amendment), amending the 2014 Credit Agreement, pursuant to which American terminated all existing revolving commitments and letter of credit commitments available under the 2014 Credit Agreement and established new revolving commitments in an aggregate amount of $1.5 billion (which includes the ability to issue letters of credit in an aggregate amount of $200 million) (the newly established commitments, the 2014 Revolving Facility), which have a maturity date of June 4, 2029. Additionally, as a result of the 2014 Credit Agreement Tenth Amendment, the 2014 Revolving Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. The 2014 Credit Agreement Tenth Amendment also reduced the minimum liquidity financial covenant threshold from $2.2 billion to $2.0 billion and reduced the liquidity requirement for making certain restricted payments from $4.2 billion to $4.0 billion. Pursuant to the 2014 Credit Agreement Tenth Amendment, SOFR borrowings under the 2014 Revolving Facility are not subject to a credit spread adjustment. As of December 31, 2024, there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.
2023 Credit Facilities
In December 2023, American and AAG entered into a credit and guaranty agreement (the 2023 Credit Agreement) that provided for a term loan facility (the 2023 Term Loan Facility) in an aggregate principal amount of $1.1 billion, maturing in June 2029.
On June 4, 2024, American and AAG entered into the First Amendment to Credit and Guaranty Agreement (the First Amendment) and the Second Amendment to Credit and Guaranty Agreement (the Second Amendment), each amending the 2023 Credit Agreement. Pursuant to the First Amendment, American established a revolving credit facility (the 2023 Revolving Facility, collectively with the 2023 Term Loan Facility, referred to as the 2023 Credit Facilities) in an aggregate amount of $890 million, maturing June 4, 2029. The 2023 Revolving Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. SOFR borrowings under the 2023 Revolving Facility are not subject to a credit spread adjustment. As of December 31, 2024, there were no borrowings outstanding under the 2023 Revolving Facility. Pursuant to the Second Amendment, American replaced the $1.1 billion of initial term loans made pursuant to the 2023 Credit Agreement with new term loans in a principal amount of $1.1 billion.
On December 23, 2024, American and AAG entered into the Third Amendment to Credit and Guaranty Agreement (the Third Amendment), amending the 2023 Credit Agreement. As a result of the Third Amendment, the term loans outstanding under the 2023 Credit Agreement with an outstanding principal amount of $1.1 billion were replaced with term loans with a principal amount of $1.1 billion. Pursuant to the Third Amendment, the 2023 Term Loan Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.25% per annum or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 2.25% per annum. SOFR borrowings under the 2023 Term Loan Facility are not subject to a credit spread adjustment. As of December 31, 2024, the margin elected was 2.25% per annum.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
April 2016 Revolving Facility
On June 4, 2024, American terminated all revolving commitments under the Credit and Guaranty Agreement, dated as of April 29, 2016 (as amended, the April 2016 Credit Agreement). As a result, the April 2016 Credit Agreement was terminated and all liens securing the April 2016 Credit Agreement were released.
Other Terms of the 2013, 2014 and 2023 Credit Facilities
The term loans under the 2013, 2014 and 2023 Credit Facilities (collectively referred to as the Credit Facilities) are repayable in annual installments, in an amount equal to 1.00% of the aggregate principal amount issued, with any unpaid balance due on the respective maturity dates. Voluntary prepayments may be made by American at any time.
The 2013, 2014 and 2023 Revolving Facilities provide that American may from time to time borrow, repay and reborrow loans thereunder. The 2013, 2014 and 2023 Revolving Facilities are each subject to an undrawn annual fee of 0.750%.
Subject to certain limitations and exceptions, the Credit Facilities are secured by collateral, including certain slots, route authorities, simulators and leasehold rights. American has the ability to make future modifications to the collateral pledged, subject to certain restrictions. American’s obligations under the Credit Facilities are guaranteed by AAG, and such guarantee is AAG’s senior unsecured obligations (all of the collateral is owned by American, and AAG has not granted a security interest in any assets to secure any of the foregoing obligations). The Credit Facilities contain events of default customary for similar financings, including cross default and cross-acceleration to other material indebtedness.
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
After the fourth anniversary of the 10.75% Senior Secured Notes Closing Date and on or prior to the fifth anniversary of the 10.75% Senior Secured Notes Closing Date, American may redeem all or any part of the 10.75% Senior Secured Notes, at its option, at a redemption price equal to 105.375% of the principal amount of the 10.75% Senior Secured Notes redeemed, together with accrued and unpaid interest thereon, if any. After the fifth anniversary of the 10.75% Senior Secured Notes Closing Date, American may redeem all or any part of the 10.75% Senior Secured Notes, at its option, at par, together with accrued and unpaid interest thereon, if any. In December 2024, American redeemed an aggregate amount of $263 million toward portions of the outstanding principal amounts of the 10.75% Senior Secured Notes and agreed to redeem an aggregate amount of $308 million by no later than April 15, 2025. American redeemed the aggregate amount of $308 million on February 4, 2025.
7.25% Senior Secured Notes
On February 15, 2023, American issued $750 million aggregate principal amount of 7.25% senior secured notes due 2028 (the 7.25% Senior Secured Notes) in a private offering. The 7.25% Senior Secured Notes were issued at par and bear interest at a rate of 7.25% per annum (subject to increase if the collateral coverage ratio described below is not met). Interest on the 7.25% Senior Secured Notes is payable semiannually in arrears on February 15 and August 15 of each year, which began on August 15, 2023. The 7.25% Senior Secured Notes will mature on February 15, 2028. The obligations of American under the 7.25% Senior Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by AAG.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
The 7.25% Senior Secured Notes were issued pursuant to an indenture, dated as of February 15, 2023 (the 7.25% Senior Secured Notes Indenture), by and among American, AAG and Wilmington Trust, National Association, as trustee and collateral agent. The 7.25% Senior Secured Notes are American’s senior secured obligations and are secured on a first lien basis by security interests in certain assets, rights and properties that American uses to provide non-stop scheduled air carrier services between (a) certain airports in the United States and (b) airports in certain countries in South America and New Zealand (collectively, the 7.25% Senior Secured Notes Collateral). The 7.25% Senior Secured Notes Collateral also secures, on a first lien, pari passu basis with the 7.25% Senior Secured Notes, the 2013 Credit Facilities.
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
8.50% Senior Secured Notes
On December 4, 2023, American issued $1.0 billion aggregate principal amount of 8.50% senior secured notes due 2029 (the 8.50% Senior Secured Notes) in a private offering. The 8.50% Senior Secured Notes were issued at par and bear interest at a rate of 8.50% per annum (subject to increase if the collateral coverage ratio described below is not met). Interest on the 8.50% Senior Secured Notes is payable semiannually in arrears on May 15 and November 15 of each year, which began on May 15, 2024. The 8.50% Senior Secured Notes will mature on May 15, 2029. The obligations of American under the 8.50% Senior Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by AAG.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
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
Concurrent with the issuance of the AAdvantage Notes, the AAdvantage Issuers, as co-borrowers, entered into a term loan credit and guaranty agreement, dated March 24, 2021, as amended, providing for a $3.5 billion term loan facility (the AAdvantage Term Loan Facility and collectively with the AAdvantage Notes, the AAdvantage Financing) and pursuant to which the full $3.5 billion of term loans (the AAdvantage Loans) were drawn on the AAdvantage Financing Closing Date. The AAdvantage Loans are fully and unconditionally guaranteed (together with the AAdvantage Note Guarantees, the AAdvantage Guarantees) by the SPV Guarantors and AAG.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
The AAdvantage Indenture and the AAdvantage Term Loan Facility contain mandatory prepayment provisions triggered upon (i) the issuance or incurrence by Loyalty Issuer or the SPV Guarantors of certain indebtedness or (ii) the receipt by American or its subsidiaries of net proceeds from pre-paid frequent flyer (i.e., AAdvantage) mileage credit sales exceeding $505 million. Each of these prepayments would also require payment of an applicable premium. Certain other events, including the occurrence of a change of control with respect to AAG and certain AAdvantage Collateral sales exceeding a specified threshold, will also trigger mandatory repurchase or mandatory prepayment provisions under the AAdvantage Indenture and the AAdvantage Term Loan Facility, respectively.
The AAdvantage Term Loan Facility bears interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 3.75% or, at American’s option, the SOFR rate for a tenor of three months, plus a 0.26161% credit spread adjustment (with such SOFR rate plus SOFR adjustment being subject to a floor of 0.75%) and an applicable margin of 4.75%. As of December 31, 2024, the margin elected was 4.75%.
(d) EETCs issued in 2024
In 2024, American entered into agreements under which it borrowed $684 million in connection with the financing of certain aircraft that had been previously delivered. Debt incurred under these agreements is junior to existing equipment notes, matures in 2027 through 2028 and bears interest at fixed rates averaging 7.10%.
(e) Equipment Loans and Other Notes Payable Issued in 2024
In 2024, American entered into agreements under which it borrowed $990 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2030 through 2036 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 6.28% as of December 31, 2024.
(f) PSP Promissory Notes
As partial compensation to the U.S. Government for the provision of financial assistance under the PSP Agreements, AAG issued promissory notes to Treasury (PSP1 Promissory Note, PSP2 Promissory Note and PSP3 Promissory Note, collectively the PSP Promissory Notes), in the aggregate principal amount of $3.7 billion which provides for the guarantee of our obligations under the PSP Promissory Notes by AAG’s subsidiaries American, Envoy Air Inc., Piedmont and PSA (together, the Subsidiaries).
The PSP Promissory Notes bear interest on the outstanding principal amount at a rate equal to 1.00% per annum until the fifth anniversary of the applicable PSP closing date and 2.00% plus an interest rate based on SOFR per annum or other benchmark replacement rate consistent with customary market conventions (but not to be less than 0.00%) thereafter until maturity on the tenth anniversary of the applicable PSP closing date, and interest accrued thereon is payable in arrears on the last business day of March and September of each year. The aggregate principal amount outstanding under the PSP Promissory Notes, together with all accrued and unpaid interest thereon and all other amounts payable under the PSP Promissory Notes, will be due and payable on the applicable maturity date.
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
(g) 6.50% Convertible Senior Notes
In June 2020, AAG completed the public offering of $1.0 billion aggregate principal amount of AAG’s 6.50% convertible senior notes due 2025 (the Convertible Notes). The Convertible Notes are fully and unconditionally guaranteed by American on a senior unsecured basis (the Convertible Notes Guarantee). The net proceeds from the Convertible Notes were approximately $970 million, after deducting the underwriters’ discounts and commissions and our offering expenses.
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
The following table provides information relating to the Convertible Notes as of December 31, 2024 and 2023 (in millions):

	December 31,
	2024	2023
Principal amount	$1,000	$1,000
Unamortized debt discount	(3)	(10)
Net carrying amount	$997	$990
The effective interest rate for the Convertible Notes was 7% for each of the years ended December 31, 2024, 2023 and 2022. Interest recognized for the Convertible Notes is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Contractual coupon interest	$65	$65	$65
Non-cash amortization of debt discount	7	6	6
Total interest expense	$72	$71	$71
At December 31, 2024, the if-converted value of the Convertible Notes exceeded the principal amount by $76 million. The last reported sale price per share of our common stock (as defined in the Convertible Notes Indenture) did not exceed 130% of the conversion price of the Convertible Notes for at least 20 of the 30 consecutive trading days ending on December 31, 2024. Accordingly, pursuant to the terms of the Convertible Notes Indenture, the holders of the Convertible Notes cannot convert at their option at any time during the quarter ending March 31, 2025. Each $1,000 principal amount of Convertible Notes is convertible at a rate of 61.7284 shares of our common stock, subject to adjustment as provided in the Convertible Notes Indenture. We may settle conversions by paying or delivering, as applicable, cash, shares of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
common stock or a combination of cash and shares of our common stock, at our election. If certain conditions are not met at maturity, cash settlement is required.
(h) Unsecured Senior Notes
3.75% Senior Notes
In February 2020, AAG issued $500 million aggregate principal amount of 3.75% senior notes due 2025 (the 3.75% Senior Notes). In December 2024, AAG repaid the outstanding principal amount of the 3.75% Senior Notes in advance of the March 2025 maturity.
Guarantees
As of December 31, 2024, AAG had issued guarantees covering approximately $15.2 billion of American’s secured debt (and interest thereon), including the Credit Facilities, the AAdvantage Financing, certain EETC financings and special facility revenue bonds.
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
Specifically, we are required to meet certain collateral coverage tests for our Credit Facilities, 7.25% Senior Secured Notes, 8.50% Senior Secured Notes and 10.75% Senior Secured Notes, as described below:

	2013 Credit Facilities	7.25% Senior Secured Notes	2014 Credit Facilities	2023 Credit Facilities	8.50% Senior Secured Notes	10.75% Senior Secured Notes
LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)
LTV as of Last Measurement Date	35.0%		15.8%	24.7%		5.2%
Frequency of Appraisals of Appraised Collateral	Semi-Annual					Annual
Collateral Description	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and South America and New Zealand		Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and European Union (including London Heathrow)	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and Australia, Canada, the Caribbean, Central America, China, Hong Kong, Japan, Mexico, South Korea and Switzerland		Generally, certain DCA slots, certain LGA slots, certain simulators and certain leasehold rights and, in the case of the IP Notes, certain intellectual property of American
At December 31, 2024, we were in compliance with the applicable collateral coverage tests as of the most recent measurement dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
5. Leases
We lease certain aircraft and engines, including aircraft under capacity purchase agreements. As of December 31, 2024, we operated 716 leased aircraft, including 210 aircraft leased under capacity purchase agreements, with remaining terms ranging from less than one year to approximately 11 years.
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
The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$1,851	$2,016	$2,007
Finance lease cost:
Amortization of assets	132	128	143
Interest on lease liabilities	39	45	47
Variable lease cost	3,075	2,720	2,580
Total net lease cost	$5,097	$4,909	$4,777
Included in the table above is $225 million, $274 million and $242 million of operating lease cost under our capacity purchase agreement with Republic for the years ended December 31, 2024, 2023 and 2022, respectively. We hold a 25% equity interest in Republic Holdings, the parent company of Republic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31,
	2024	2023
Operating leases:
Operating lease ROU assets	$7,333	$7,939

Current operating lease liabilities	$1,092	$1,309
Noncurrent operating lease liabilities	5,976	6,452
Total operating lease liabilities	$7,068	$7,761

Finance leases:
Property and equipment, at cost	$1,632	$1,380
Accumulated amortization	(952)	(891)
Property and equipment, net	$680	$489

Current finance lease liabilities	$132	$131
Noncurrent finance lease liabilities	531	375
Total finance lease liabilities	$663	$506

Weighted average remaining lease term (in years):
Operating leases	8.2	8.4
Finance leases	7.4	5.8

Weighted average discount rate:
Operating leases	7.5%	7.6%
Finance leases	7.0%	7.2%
Supplemental cash flow and other information related to leases was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,830	$2,033	$1,990
Operating cash flows from finance leases	40	48	47
Financing cash flows from finance leases	152	265	190

Gain on sale leaseback transactions, net	76	12	2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Maturities of lease liabilities were as follows (in millions):

	December 31, 2024
	Operating Leases	Finance Leases
2025	$1,546	$173
2026	1,403	150
2027	1,243	112
2028	1,114	77
2029	1,010	72
2030 and thereafter	3,049	256
Total lease payments	9,365	840
Less: Imputed interest	(2,297)	(177)
Total lease obligations	7,068	663
Less: Current obligations	(1,092)	(132)
Long-term lease obligations	$5,976	$531
As of December 31, 2024, we had additional operating lease commitments that have not yet commenced of approximately $693 million for five Boeing 787 Family aircraft scheduled to be delivered in 2025 with lease terms of 10 years.
6. Income Taxes
The significant components of the income tax provision were (in millions):

	Year Ended December 31,
	2024	2023	2022
Current income tax benefit:
State, local and foreign	$—	$—	$(6)
Deferred income tax provision:
Federal	285	268	59
State and local	23	31	6
Deferred income tax provision	308	299	65
Total income tax provision	$308	$299	$59
The income tax provision differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Statutory income tax provision	$242	$235	$39
State, local and foreign income tax provision, net of federal tax effect	21	22	—
Book expenses not deductible for tax purposes	44	38	22
Change in valuation allowance	—	3	—
Other, net	1	1	(2)
Income tax provision	$308	$299	$59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
The components of our deferred tax assets and liabilities were (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss and other carryforwards	$4,292	$4,238
Loyalty program liability	1,799	1,774
Leases	1,596	1,758
Pension benefits	234	434
Postretirement benefits other than pension benefits	270	274
Rent expense	60	84
Other	775	902
Total deferred tax assets	9,026	9,464
Valuation allowance	(22)	(22)
Net deferred tax assets	9,004	9,442
Deferred tax liabilities:
Accelerated depreciation and amortization	(4,620)	(4,503)
Leases	(1,656)	(1,798)
Other	(252)	(262)
Total deferred tax liabilities	(6,528)	(6,563)
Net deferred tax asset	$2,476	$2,879
At December 31, 2024, we had approximately $12.9 billion of gross federal net operating losses (NOLs) and $5.9 billion of other carryforwards available to reduce future federal taxable income, of which $2.6 billion will expire beginning in 2033 if unused and $16.2 billion can be carried forward indefinitely. We also had approximately $5.2 billion of NOL carryforwards to reduce future state taxable income at December 31, 2024, which will expire in taxable years 2024 through 2044 if unused.
Our ability to use our NOLs and other carryforwards depends on the amount of taxable income generated in future periods. We provide a valuation allowance for our deferred tax assets, which include our NOLs and other carryforwards, when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered that impact our assessment of future profitability, including conditions which are beyond our control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand. We have determined that positive factors outweigh negative factors in the determination of the realizability of our deferred tax assets.
In 2024, we recorded an income tax provision of $308 million with an effective rate of approximately 27%, which was substantially non-cash. Substantially all of our income before income taxes is attributable to the United States.
We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our 2021 through 2023 tax years are still subject to examination by the Internal Revenue Service. Various state, local and foreign jurisdiction tax years remain open to examination, and we are under examination, in administrative appeals or engaged in tax litigation in certain jurisdictions. We believe that the effect of any assessments will not be material to our consolidated financial statements.
The amount of, and changes to, our uncertain tax positions were not material in any of the years presented. We accrue interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
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
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2024.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$680	$680	$—	$—
Corporate obligations	2,909	—	2,909	—
Bank notes/certificates of deposit/time deposits	2,041	—	2,041	—
Repurchase agreements	550	—	550	—
	6,180	680	5,500	—
Restricted cash and short-term investments (1), (3)	732	442	290	—
Long-term investments (4)	161	161	—	—
Total	$7,073	$1,283	$5,790	$—

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Short-term investments (1):
Money market funds	$818	$818	$—	$—
Corporate obligations	4,046	—	4,046	—
Bank notes/certificates of deposit/time deposits	1,586	—	1,586	—
Repurchase agreements	450	—	450	—
U.S. government and agency obligations	100	—	100	—
	7,000	818	6,182	—
Restricted cash and short-term investments (1), (3)	910	459	451	—
Long-term investments (4)	163	163	—	—
Total	$8,073	$1,440	$6,633	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)Our short-term investments as of December 31, 2024 mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers' compensation obligations and collateral associated with the payment of interest for the AAdvantage Financing. Restricted short-term investments mature in one year or less except for $155 million and $218 million as of December 31, 2024 and December 31, 2023, respectively.
(4)Long-term investments include our equity investments in China Southern Airlines Company Limited (China Southern Airlines), Vertical Aerospace Ltd. (Vertical) and GOL. See Note 8 for further information on our equity investments.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Convertible Notes, which would have been classified as Level 2, was $1.2 billion and $1.1 billion as of December 31, 2024 and December 31, 2023, respectively.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	December 31, 2024
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$29,813	$30,010	$—	$26,402	$3,608

	December 31, 2023
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$32,396	$32,310	$—	$28,594	$3,716
8. Investments
To help expand our network and as part of our ongoing commitment to sustainability, we enter into various commercial relationships or other strategic partnerships, including equity investments, with other airlines and companies.
Our equity investments, ownership interest and carrying value were as follows:

		Ownership Interest		Carrying Value (in millions)
		December 31,		December 31,
	Accounting Treatment	2024	2023	2024	2023
Republic Holdings	Equity Method	25.0%	25.0%	$253	$240
China Southern Airlines	Fair Value	1.5%	1.5%	142	115
Other investments (1)	Various			120	186
Total				$515	$541

(1)Primarily includes our investment in JetSMART Holdings Limited, which is accounted for under the equity method, and our investments in Vertical and GOL, which are each accounted for at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
9. Employee Benefit Plans
We sponsor defined benefit and defined contribution pension plans for eligible employees. The defined benefit pension plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen and we began providing enhanced benefits under our defined contribution pension plans for certain employee groups. We use a December 31 measurement date for all of our defined benefit pension plans. We also provide certain retiree medical and other postretirement benefits, including health care and life insurance benefits to retired employees and notional retiree health reimbursement arrangements for eligible participants.
Benefit Obligations, Fair Value of Plan Assets and Funded Status
The following tables provide a reconciliation of the changes in the pension and retiree medical and other postretirement benefits obligations, fair value of plan assets and funded status as of December 31, 2024 and 2023:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2024	2023	2024	2023

	(In millions)
Benefit obligation at beginning of period	$14,410	$14,037	$1,325	$906
Service cost	2	2	29	17
Interest cost	723	758	64	55
Actuarial loss (gain) (1), (2)	(741)	507	(58)	92
Plan amendments (3)	—	—	55	339
Benefit payments	(913)	(894)	(107)	(84)
Other	(132)	—	—	—
Benefit obligation at end of period	$13,349	$14,410	$1,308	$1,325

Fair value of plan assets at beginning of period	$12,431	$11,884	$133	$133
Actual return on plan assets	568	1,368	9	14
Employer contributions (4)	300	73	93	70
Benefit payments	(913)	(894)	(107)	(84)
Other	(132)	—	—	—
Fair value of plan assets at end of period	$12,254	$12,431	$128	$133
Funded status at end of period	$(1,095)	$(1,979)	$(1,180)	$(1,192)

(1)The 2024 and 2023 pension actuarial loss (gain) primarily relates to the change in our weighted average discount rate assumption.
(2)The 2024 retiree medical and other postretirement benefits actuarial gain primarily relates to changes in certain retirement and weighted average discount rate assumptions, offset by increases in health care premiums and health care cost assumptions.
The 2023 retiree medical and other postretirement benefits actuarial loss primarily relates to the change in our weighted average discount rate assumption and change in health care cost assumptions.
(3)We remeasured our retiree medical and other postretirement benefits to account for enhanced retirement benefits pursuant to the ratification of new CBAs. As a result, in 2024 and 2023, we increased our postretirement benefits obligation by $55 million and $339 million, respectively, which was included as a component of prior service cost in accumulated other comprehensive loss.
(4)In 2024, we made required contributions of $285 million and supplemental contributions of $15 million to our defined benefit pension plans, and in 2023, we made required contributions of $69 million and supplemental contributions of $4 million to our defined benefit pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Balance Sheet Position

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2024	2023	2024	2023

	(In millions)
As of December 31:
Current liability	$5	$5	$142	$122
Noncurrent liability	1,090	1,974	1,038	1,070
Total liabilities	$1,095	$1,979	$1,180	$1,192

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2024	2023	2024	2023

	(In millions)
As of December 31:
Net actuarial loss (gain)	$3,128	$3,566	$(408)	$(383)
Prior service cost	1	—	238	197
Total accumulated other comprehensive loss (income), pre-tax	$3,129	$3,566	$(170)	$(186)
Plans with Projected Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits
	2024	2023

	(In millions)
As of December 31:
Projected benefit obligation	$13,349	$14,410
Fair value of plan assets	12,254	12,431
Plans with Accumulated Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2024	2023	2024	2023

	(In millions)
As of December 31:
Accumulated benefit obligation	$13,341	$14,403	$—	$—
Accumulated postretirement benefit obligation	—	—	1,308	1,325
Fair value of plan assets	12,254	12,431	128	133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Net Periodic Benefit Cost (Income)

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022

	(In millions)
For the years ended December 31:
Defined benefit plans:
Service cost	$2	$2	$3	$29	$17	$16
Interest cost	723	758	556	64	55	30
Expected return on assets	(978)	(918)	(1,138)	(10)	(11)	(12)
Amortization of:
Prior service cost (benefit)	—	18	28	14	(6)	(14)
Unrecognized net loss (gain)	105	106	156	(31)	(34)	(30)
Net periodic benefit cost (income)	$(148)	$(34)	$(395)	$66	$21	$(10)
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net on our consolidated statements of operations.
Assumptions
The following actuarial assumptions were used to determine our benefit obligations and net periodic benefit cost (income) for the periods presented:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2024	2023	2024	2023
Benefit obligations as of December 31:
Weighted average discount rate	5.7%	5.2%	5.6%	5.3%

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Net periodic benefit cost (income) for the years ended December 31:
Weighted average discount rate	5.2%	5.6%	3.0%	5.3%	5.7%	2.8%
Weighted average expected rate of return on plan assets	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%
Weighted average health care cost trend rate assumed for next year (1)	N/A	N/A	N/A	6.5%	6.5%	5.8%

(1)The weighted average health care cost trend rate at December 31, 2024 is assumed to decline gradually to 4.5% by 2033 and remain level thereafter.
As of January 1, 2025, our estimate of the long-term rate of return on plan assets is 7.75% based on the target asset allocation. Expected returns on long duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last 10 years, current and expected market conditions, and expected value to be generated through active management and securities lending programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Minimum Contributions
We are required to make minimum contributions to our defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and various other laws for U.S. based plans as well as underfunding rules specific to countries where we maintain defined benefit pension plans. Based on current funding assumptions, we have minimum required contributions of $224 million for 2025 including contributions to defined benefit pension plans for our wholly-owned subsidiaries. Our future funding obligations will depend on the performance of our investments held in a trust by the pension plans, interest rates for determining funding targets, the amount of and timing of any supplemental contributions and our actuarial experience.
Benefit Payments
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (approximately, in millions):

	2025	2026	2027	2028	2029	2030-2034
Pension benefits	$962	$982	$1,001	$1,015	$1,025	$5,149
Retiree medical and other postretirement benefits	159	163	160	157	153	651
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
Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving the funded position with the potential risk that the funded position would decline. The current strategic target asset allocation with the corresponding allowed range is as follows:

Asset Class/Sub-Class	Target Allocation	Allowed Range
Equity	56%	30% - 85%
Public:
U.S. Large	18%	10% - 40%
U.S. Small/Mid	4%	0% - 10%
International Large	11.5%	5% - 25%
International Small/Mid	2.5%	0% - 10%
Emerging Markets	5%	0% - 15%
Private Equity	15%	5% - 30%

Fixed Income	44%	15% - 70%
Public U.S. Fixed Income	35%	15% - 60%
Private Income	9%	0% - 20%

Other	0%	0% - 5%
Cash Equivalents	0%	0% - 20%
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
Benefit Plan Assets Measured at Fair Value on a Recurring Basis
The fair value of our pension plan assets at December 31, 2024 and 2023, by asset category, were as follows (in millions) (1):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity (2)	$2,498	$—	$—	$2,498	$3,182	$—	$—	$3,182
Fixed income (3)	439	3,723	—	4,162	260	3,238	—	3,498
Other, net (4)	91	144	68	303	(6)	348	84	426
Measured at NAV (5):
Common collective trusts (6)	—	—	—	1,153	—	—	—	1,244
Private investments (7)	—	—	—	4,138	—	—	—	4,081
Total plan assets	$3,028	$3,867	$68	$12,254	$3,436	$3,586	$84	$12,431

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
(7)Private investments include limited partnerships that invest primarily in domestic private equity and private income opportunities. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its NAV, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next 10 years. As of December 31, 2024, the pension plan’s master trust has future funding commitments to these limited partnerships of approximately $1.1 billion, most of which are expected to be called over the next five years.
Changes in fair value measurements of Level 3 investments during the years ended December 31, 2024 and 2023, were as follows (in millions):

	2024	2023
Balance at beginning of year	$84	$75
Actual gain (loss) on plan assets:
Relating to assets still held at the reporting date	(25)	(9)
Purchases	9	20
Sales	—	(2)
Balance at end of year	$68	$84

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
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
Defined Contribution and Multiemployer Plans
The costs associated with our defined contribution plans were $1.4 billion, $1.1 billion and $949 million for the years ended December 31, 2024, 2023 and 2022, respectively.
We participate in the International Association of Machinists & Aerospace Workers (IAM) National Pension Fund, Employer Identification No. 51-6031295 and Plan No. 002 (the IAM Pension Fund). Our contributions to the IAM Pension Fund were $57 million, $52 million and $46 million for the years ended December 31, 2024, 2023 and 2022, respectively. The IAM Pension Fund reported $570 million in employers’ contributions for the year ended December 31, 2023, which is the most recent year for which such information is available. For 2023, our contributions represented more than 5% of total contributions to the IAM Pension Fund.
On March 29, 2019, the actuary for the IAM Pension Fund certified that the fund was in “endangered” status despite reporting a funded status of over 80%. Additionally, the IAM Pension Fund’s Board voluntarily elected to enter into “critical” status on April 17, 2019. Upon entry into critical status, the IAM Pension Fund was required by law to adopt a rehabilitation plan aimed at restoring the financial health of the pension plan and did so on April 17, 2019 (the Rehabilitation Plan). Under the Rehabilitation Plan, we were subject to an immaterial contribution surcharge, which ceased to apply June 14, 2019 upon our mandatory adoption of a contribution schedule under the Rehabilitation Plan. The contribution schedule requires 2.5% annual increases to our contribution rate. This contribution schedule will remain in effect through the earlier of December 31, 2031 or the date the IAM Pension Fund emerges from critical status. As of the most recent data available, the IAM Pension Fund remains in critical status.
Profit Sharing Program
We accrue a percentage of our pre-tax income excluding net special items for our profit sharing program. For the year ended December 31, 2024, we accrued $228 million for this program, which will be distributed to employees in the first quarter of 2025.
10. Accumulated Other Comprehensive Loss
The components of AOCI are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2022	$(2,978)	$(6)	$(1,601)		$(4,585)
Other comprehensive income (loss) before reclassifications	(486)	4	108		(374)
Amounts reclassified from AOCI	84	—	(19)	(2)	65
Net current-period other comprehensive income (loss)	(402)	4	89		(309)
Balance at December 31, 2023	(3,380)	(2)	(1,512)		(4,894)
Other comprehensive income (loss) before reclassifications	333	2	(74)		261
Amounts reclassified from AOCI	88	—	(20)	(2)	68
Net current-period other comprehensive income (loss)	421	2	(94)		329
Balance at December 31, 2024	$(2,959)	$—	$(1,606)		$(4,565)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on our consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Reclassifications out of AOCI for the years ended December 31, 2024 and 2023 are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the consolidated statements of operations
	Year Ended December 31,
AOCI Components	2024	2023
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$11	$9	Nonoperating other income (expense), net
Actuarial loss	57	56	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$68	$65
11. Commitments, Contingencies and Guarantees
(a) Aircraft, Engine and Other Purchase Commitments
Under all of our aircraft and engine purchase agreements, our total future commitments as of December 31, 2024 are expected to be as follows (approximately, in millions):

	2025	2026	2027	2028	2029	2030 and Thereafter	Total
Payments for aircraft and engine commitments (1)	$2,169	$4,186	$4,003	$3,403	$3,345	$9,009	$26,115

(1)These amounts are net of purchase deposits currently held by the manufacturers. Our purchase deposits held by all manufacturers totaled $1.0 billion and $760 million as of December 31, 2024 and 2023, respectively.
Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our most current estimate based on contractual delivery schedules adjusted for updates and revisions to such schedules communicated to management by the applicable equipment manufacturer and certain management assumptions. However, the actual delivery schedule may differ, potentially materially, based on various potential factors including production delays by the manufacturer and regulatory concerns.
Additionally, the amounts in the table exclude five Boeing 787 Family aircraft scheduled to be delivered in 2025, for which we have obtained committed lease financing. See Note 5 for information regarding this operating lease commitment.
Additionally, we have other purchase commitments primarily related to aircraft fuel, flight equipment maintenance and information technology support as follows (approximately): $4.6 billion in 2025, $2.0 billion in 2026, $1.5 billion in 2027, $386 million in 2028, $502 million in 2029 and $3.4 billion in 2030 and thereafter. These amounts exclude obligations under certain fuel offtake agreements or other agreements for which the timing of the related expenditure is uncertain, or which are subject to material contingencies, such as the construction of a production facility.
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
As of December 31, 2024, American’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2025 to 2033, with rights of American to extend the respective terms of certain agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
As of December 31, 2024, American’s minimum obligations under its capacity purchase agreements with third-party regional carriers are expected to be as follows (approximately, in millions):

	2025	2026	2027	2028	2029	2030 and Thereafter	Total
Minimum obligations under capacity purchase agreements with third-party regional carriers (1)	$1,114	$1,068	$1,066	$990	$829	$849	$5,916

(1)These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially. Rental payments under operating leases for certain aircraft flown under these capacity purchase agreements are reflected in the operating lease commitments in Note 5.
(c) Airport Redevelopment
Los Angeles International Airport (LAX)
In 2018, we executed a lease agreement with Los Angeles World Airports (LAWA), which owns and operates LAX, in connection with a $1.6 billion modernization project related to LAX Terminals 4 and 5. Construction started in October 2018 and is expected to be completed in 2028 in a phased approach. Under the lease agreement and subsequent project component approvals, the City of Los Angeles Board of Airport Commissioners has appropriated approximately $1.6 billion to purchase completed project assets, representing the maximum allowable reimbursement by LAWA. In September 2024, we executed an agreement to where a substantial majority of the non-proprietary project costs will be funded through the Regional Airports Improvement Corporation (RAIC), a quasigovernmental special purpose entity that acts as a conduit borrower under a syndicated credit facility provided by a group of lenders in the form of a $250 million revolving credit facility. Loans made under the credit facility are being repaid with the proceeds from LAWA’s purchase of completed project assets. We guarantee the obligation of the RAIC under the credit facility associated with the Terminals 4 and 5 lease. As of December 31, 2024, our outstanding guaranteed obligation under the credit facility for the Terminals 4 and 5 project was $250 million. Additionally, we have recovered $1.2 billion since project inception through the end of 2024 and expect to receive approximately $450 million in additional reimbursements by the end of 2028.
As we control the assets during construction, they are recognized on our consolidated balance sheets within operating property and equipment until the assets are sold and transferred. For the years ended December 31, 2024 and 2023, we have sold and transferred $588 million and $170 million of non-proprietary improvements, respectively, which are included within proceeds from sale-leaseback transactions and sale of property and equipment on our consolidated statements of cash flows. For the years ended December 31, 2024, 2023 and 2022, we had $187 million, $283 million and $241 million, respectively, of non-proprietary improvement costs relating to the LAX modernization project, which are included within other investing activities on our consolidated statements of cash flows.
(d) Off-Balance Sheet Arrangements
Pass-Through Trusts
American currently has 292 owned aircraft and 60 owned spare aircraft engines, which in each case were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment or to permit issuance of debt backed by existing flight equipment. In the case of aircraft EETCs, rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. Similarly, in the case of the spare engine EETCs, the trusts allow American to use its existing pool of spare engines to raise financing under a single facility. The trusts have also been structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covers a set number of aircraft or spare engines scheduled to be delivered, financed or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft or spare engine financing, the relevant trust used the proceeds from the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft or engines. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or spare engines. The equipment notes are secured by a security interest in the aircraft or engines, as applicable. The pass-through trust certificates are not direct obligations of, nor are they guaranteed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
by, AAG or American. However, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2024, $7.3 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
Letters of Credit and Other
We provide financial assurance, such as letters of credit and surety bonds, primarily to support projected workers’ compensation obligations and airport commitments. As of December 31, 2024, we had $343 million of letters of credit and surety bonds securing various obligations, of which $98 million is collateralized with our restricted cash. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2037.
(e) Legal Proceedings
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice, joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the District of Massachusetts alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed Northeast Alliance arrangement (NEA). On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining American and JetBlue from continuing and further implementing the NEA. In June 2023, JetBlue delivered a notice of termination of the NEA, effective July 29, 2023, and the carriers have substantially completed wind-down activities. Following written submissions by the parties and a hearing on July 26, 2023, the U.S. District Court for the District of Massachusetts entered a Final Judgment and Order Entering Permanent Injunction on July 28, 2023. The parties are complying with the terms of the Final Judgment and Order Entering Permanent Injunction, including by completing wind-down activities related to the NEA. American filed a notice of appeal to the U.S. Court of Appeals for the First Circuit on September 25, 2023. The First Circuit affirmed the District Court’s decision on November 8, 2024. Any petition for writ of certiorari to the U.S. Supreme Court would be due February 27, 2025.
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
Securities Litigation. On July 18, 2024, AAG and certain of its current and former officers were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of Texas, captioned Qawasmi v. American Airlines Group Inc., et al. The Qawasmi plaintiff purports to represent investors who acquired AAG securities between January 25, 2024 and May 28, 2024. On August 28, 2024, AAG and certain of its current and former officers were named as defendants in a second putative class action lawsuit filed in the same court, captioned Thornburg v. American Airlines Group Inc., et al. The Thornburg plaintiff purports to represent investors who acquired AAG securities between July 20, 2023 and May 28, 2024. Both the Qawasmi and Thornburg complaints assert violations of Sections 10(b) and 20(a) of the Exchange Act based on allegations that, during the relevant periods, AAG misrepresented and/or omitted material facts related to its financial outlook and certain commercial initiatives. On September 16, 2024, certain purported AAG investors moved for consolidation of the Qawasmi and Thornburg actions as well as appointment as lead plaintiff. On November 22, 2024, the Qawasmi and Thornburg complaints were consolidated into a single action bearing the caption In re American Airlines Group Inc. Securities Litigation. The court also appointed co-lead plaintiffs and lead counsel to represent the putative class in the consolidated action. The parties now anticipate briefing a motion to dismiss the action.
Additionally, on September 19, 2024, certain of AAG’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit (in which AAG is a nominal defendant) filed in the United States District

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Court for the Northern District of Texas, captioned Hollin v. Isom, et al. The Hollin complaint asserts violations of Section 10(b) of the Exchange Act, breach of fiduciary duty, and claims for unjust enrichment and corporate waste. On September 26, 2024, a second derivative complaint was filed in the same court, similarly naming certain of AAG’s current and former directors and officers (as well as AAG as a nominal defendant), captioned Leon v. Isom, et al. The Leon complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duty, claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and a claim for contribution. The Hollin and Leon complaints generally allege the same purported misconduct as alleged in the securities class actions. On November 25, 2024, the Hollin and Leon complaints were consolidated into a single action bearing the caption In re American Airlines Group Inc. Stockholder Derivative Action. We believe both the securities class actions and shareholder derivative lawsuits are without merit and intend to defend against them vigorously.
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
American is required to make principal and interest payments for certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment, which are leased to American. The payment of principal and interest of certain special facility revenue bonds is guaranteed by AAG. As of December 31, 2024, the remaining lease payments through 2035 guaranteeing the principal and interest on these bonds are $503 million and the current carrying amount of the associated operating lease liability in the accompanying consolidated balance sheet is $321 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
As of December 31, 2024, AAG had issued guarantees covering approximately $15.2 billion of American’s secured debt (and interest thereon), including the Credit Facilities, the AAdvantage Financing, certain EETC financings and special facility revenue bonds.
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
(h) Labor Contracts
In September 2024, American and the Association of Professional Flight Attendants, the union representing our mainline flight attendants, ratified a new CBA. This five-year agreement provides wage rate increases, quality-of-life benefits and other benefit-related items. The ratified agreement also included a provision for a one-time payment. In 2024, one-time charges resulting from the ratification of this new agreement were recorded as mainline operating special items, net in the condensed consolidated statement of operations, including the one-time payment of $514 million which was paid in November 2024.
As of December 31, 2024, we employed approximately 133,300 active full-time equivalent (FTE) employees, of which 30,600 were employed by our wholly-owned regional subsidiaries. Of the total active FTE employees, 87% are covered by CBAs with various labor unions and 6% are covered by CBAs that are currently amendable or that will become amendable within one year.
12. Supplemental Cash Flow Information
Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Non-cash investing and financing activities:
ROU assets acquired through operating leases	$637	$1,180	$1,483
Property and equipment acquired through debt, finance leases and other	152	317	46
Operating leases converted to finance leases	293	5	107
Finance leases converted to operating leases	50	42	3
Supplemental information:
Interest paid, net	1,933	2,180	1,852
Income taxes paid	8	6	2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
13. Segment Disclosures
Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer is considered to be our CODM. We are managed as a single operating segment that provides scheduled air transportation for passengers and cargo, and includes our loyalty program. Along with our extensive domestic network, we provide international service to Canada, Mexico, the Caribbean, Central and South America, Europe, Qatar, China, Japan, Korea, India, Australia and New Zealand. See Note 1(m) for our passenger revenue by geographic region. Managing the business activities on a consolidated basis allows us to benefit from an integrated revenue pricing and route network that includes American and our wholly-owned and third-party regional carriers that fly under capacity purchase agreements operating as American Eagle. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. Our tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated by geographic region. The measure of segment assets is reported on the balance sheet as total consolidated assets.
Financial information and operational plans and forecasts are provided to and reviewed by our CODM at the consolidated level and are used to monitor forecast and budget versus actual results. Our CODM assesses performance and decides how to allocate resources based on net income which is reported on the statement of operations as consolidated net income. When making operational and resource allocation decisions, our CODM is indifferent to the results on a geographic region or on a mainline and regional carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results.
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
Share-based compensation expense for our equity awards, including awards settled in AAG common stock or cash, was $130 million, $102 million and $78 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in salaries, wages and benefits on our consolidated statements of operations.
During 2024, 2023 and 2022, we withheld approximately 1.6 million, 1.5 million and 1.2 million shares of AAG common stock, respectively, and paid approximately $27 million, $23 million and $21 million, respectively, in satisfaction of certain tax withholding obligations associated with employee equity awards.
Restricted Stock Unit Awards (RSUs)
We have granted RSUs with service conditions (time vested primarily over three years) and performance conditions. The grant-date fair value of these RSUs is equal to the market price of the underlying shares of AAG common stock on the date of grant. For time vested awards, the expense is recognized on a straight-line basis over the vesting period for the entire award. For awards with performance conditions, the expense is recognized based on the expected achievement at each reporting period. Stock-settled RSUs are equity-classified as the vesting results in the issuance of shares of AAG common stock. Cash-settled restricted stock unit awards (CRSUs) are liability-classified as the vesting results in payment of cash by AAG.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Stock-settled RSU award activity for all plans for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2021	9,401	$20.17
Granted	5,882	15.93
Vested and released	(4,131)	21.04
Forfeited	(889)	18.04
Outstanding at December 31, 2022	10,263	$17.51
Granted	9,834	14.54
Vested and released	(5,161)	17.81
Forfeited	(701)	20.49
Outstanding at December 31, 2023	14,235	$15.18
Granted	2,580	15.76
Modified (1)	(2,809)	16.18
Vested and released	(4,833)	15.91
Forfeited	(827)	15.83
Outstanding at December 31, 2024	8,346	$15.59

(1)The settlement terms of 2.8 million stock-settled RSUs were modified from settlement in AAG common stock to settlement in cash. This change in award settlement method was the only modification to these awards, and the vesting, forfeiture and all other terms and conditions were unchanged. The modification resulted in a $20 million reclassification from additional paid-in capital to accrued salaries and wages on our consolidated balance sheet.
As of December 31, 2024, there was $46 million of unrecognized compensation cost related to stock-settled RSUs. These costs are expected to be recognized over a weighted average period of one year. The total fair value of stock-settled RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $69 million, $78 million and $70 million, respectively.
CRSU award activity for all plans for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at December 31, 2023	37	$13.74
Granted	5,634	17.43
Modified (1)	2,809	16.18
Vested and released	(1,337)	14.75
Forfeited	(136)	17.42
Outstanding at December 31, 2024	7,007	$17.43

(1)The settlement terms of 2.8 million stock-settled RSUs were modified from settlement in AAG common stock to settlement in cash. See table above for further discussion.
As of December 31, 2024, the liability related to CRSUs was $39 million, which will continue to be remeasured at fair value at each reporting date until all awards are vested. As of December 31, 2024, there was $83 million of unrecognized compensation cost related to CRSUs. These costs are expected to be recognized over a weighted average period of one year. The total cash paid for CRSUs vested during the year ended December 31, 2024 was $18 million.
For the years ended December 31, 2023 and 2022, CRSU award activity was nominal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
15. Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Year	Additions Charged to Statement of Operations Accounts	Deductions and Other	Balance at End of Year
Allowance for obsolescence of spare parts
Year ended December 31, 2024	$728	$116	$(47)	$797
Year ended December 31, 2023	616	98	14	728
Year ended December 31, 2022	634	96	(114)	616
16. Subsequent Event
On January 29, 2025, American Eagle flight 5342 was involved in a fatal accident in Washington, D.C. The Bombardier CRJ 700 aircraft operated by PSA was en route to Washington, D.C. from Wichita, Kansas when it was involved in a midair collision near Ronald Reagan Washington National Airport. American has industry standard insurance coverage for this incident, and is continuing its assessment of the impact on its business resulting from the accident.

ITEM 8B. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES, INC.
Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
American Airlines, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Airlines, Inc. and subsidiaries (American) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of American as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), American’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2025 expressed an unqualified opinion on the effectiveness of American’s internal control over financial reporting.
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
Sufficiency of audit evidence over the realizability of tax net operating loss and other carryforwards
As discussed in Notes 1(i) and 5 to the consolidated financial statements, American had $3.9 billion of tax net operating loss and other carryforwards, which are recorded as deferred tax assets at December 31, 2024. Deferred tax assets are recognized related to tax net operating loss and other carryforwards that will reduce future taxable income. American provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. In evaluating the need for a valuation allowance, management considers the weighting of all available positive and negative evidence.
We identified the evaluation of the sufficiency of audit evidence over the realizability of federal tax net operating loss and other carryforwards as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment in order to assess the extent of procedures performed in assessing the realizability of the federal tax net operating loss and other carryforwards.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to American’s deferred tax asset valuation allowance process, including controls related to the realizability of federal tax net operating loss and other carryforwards. We evaluated positive and negative evidence used in assessing whether the federal tax net operating loss and other carryforwards were more likely than not to be realized in the future. We evaluated the reasonableness of management’s projections of future profitability considering historical profitability of American, and consistency with industry data. We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the application of tax law. We assessed the sufficiency of audit evidence obtained over the realizability of the federal tax net operating loss and other carryforwards by evaluating the cumulative results of the audit procedures.
/s/    KPMG LLP

We have served as American’s auditor since 2014.
Dallas, Texas
February 19, 2025

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating revenues:
Passenger	$49,586	$48,512	$44,568
Cargo	804	812	1,233
Other	3,814	3,460	3,164
Total operating revenues	54,204	52,784	48,965
Operating expenses:
Aircraft fuel and related taxes	11,418	12,257	13,791
Salaries, wages and benefits	16,012	14,572	12,965
Regional expenses	5,009	4,619	4,345
Maintenance, materials and repairs	3,794	3,265	2,684
Other rent and landing fees	3,303	2,928	2,730
Aircraft rent	1,242	1,369	1,395
Selling expenses	1,812	1,799	1,815
Depreciation and amortization	1,919	1,927	1,969
Special items, net	610	971	193
Other	6,431	6,008	5,425
Total operating expenses	51,550	49,715	47,312
Operating income	2,654	3,069	1,653
Nonoperating income (expense):
Interest income	1,058	1,078	349
Interest expense, net	(2,029)	(2,206)	(1,872)
Other income (expense), net	5	(359)	324
Total nonoperating expense, net	(966)	(1,487)	(1,199)
Income before income taxes	1,688	1,582	454
Income tax provision	426	394	116
Net income	$1,262	$1,188	$338
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$1,262	$1,188	$338
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	320	(312)	1,354
Investments	2	3	(3)
Total other comprehensive income (loss), net of tax	322	(309)	1,351
Total comprehensive income	$1,584	$879	$1,689
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	December 31,
	2024	2023
ASSETS
Current assets
Cash	$795	$567
Short-term investments	6,177	6,998
Restricted cash and short-term investments	732	910
Accounts receivable, net	1,977	1,995
Receivables from related parties, net	8,187	7,070
Aircraft fuel, spare parts and supplies, net	2,476	2,266
Prepaid expenses and other	675	561
Total current assets	21,019	20,367
Operating property and equipment
Flight equipment	43,158	41,440
Ground property and equipment	9,709	9,848
Equipment purchase deposits	1,012	760
Total property and equipment, at cost	53,879	52,048
Less accumulated depreciation and amortization	(23,060)	(21,588)
Total property and equipment, net	30,819	30,460
Operating lease right-of-use assets	7,274	7,886
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $841 and $834, respectively	2,044	2,051
Deferred tax asset	2,068	2,589
Other assets	1,440	1,630
Total other assets	9,643	10,361
Total assets	$68,755	$69,074
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$4,326	$3,625
Accounts payable	2,372	2,232
Accrued salaries and wages	1,995	2,210
Air traffic liability	6,759	6,200
Loyalty program liability	3,556	3,453
Operating lease liabilities	1,082	1,292
Other accrued liabilities	2,812	2,605
Total current liabilities	22,902	21,617
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	21,410	24,050
Pension and postretirement benefits	2,115	3,020
Loyalty program liability	6,498	5,874
Operating lease liabilities	5,926	6,416
Other liabilities	1,670	1,520
Total noncurrent liabilities	37,619	40,880
Commitments and contingencies (Note 10)
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,408	17,335
Accumulated other comprehensive loss	(4,677)	(4,999)
Retained deficit	(4,497)	(5,759)
Total stockholder’s equity	8,234	6,577
Total liabilities and stockholder’s equity	$68,755	$69,074
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$1,262	$1,188	$338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,198	2,198	2,238
Debt extinguishment costs	9	267	1
Special items, net non-cash	(1)	41	226
Pension and postretirement	(82)	(14)	(404)
Deferred income tax provision	426	394	122
Share-based compensation, non-cash	89	97	75
Other, net	(260)	(216)	(48)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	33	104	(636)
Increase in other assets	(287)	(2)	(744)
Increase in accounts payable	284	147	406
Increase (decrease) in air traffic liability	559	(545)	658
Increase in receivables from related parties, net	(1,099)	(482)	(1,044)
Increase in loyalty program liability	727	182	10
Contributions to pension plans	(295)	(71)	(4)
Increase (decrease) in other liabilities	(154)	418	135
Net cash provided by operating activities	3,409	3,706	1,329
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(2,624)	(2,542)	(2,489)
Proceeds from sale-leaseback transactions and sale of property and equipment	654	230	147
Sales of short-term investments	8,013	8,861	14,972
Purchases of short-term investments	(7,194)	(7,324)	(11,257)
Decrease in restricted short-term investments	177	51	1
Purchase of equity investments	—	—	(321)
Other investing activities	65	275	(360)
Net cash provided by (used in) investing activities	(909)	(449)	693
Cash flows from financing activities:
Payments on long-term debt and finance leases	(3,973)	(7,697)	(2,991)
Proceeds from issuance of long-term debt	1,670	4,822	1,069
Other financing activities	26	(287)	75
Net cash used in financing activities	(2,277)	(3,162)	(1,847)
Net increase in cash and restricted cash	223	95	175
Cash and restricted cash at beginning of year	670	575	400
Cash and restricted cash at end of year (a)	$893	$670	$575

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the consolidated balance sheets:

Cash	$795	$567	$429
Restricted cash included in restricted cash and short-term investments	98	103	146
Total cash and restricted cash	$893	$670	$575
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2021	$—	$17,152	$(6,041)	$(7,285)	$3,826
Net income	—	—	—	338	338
Other comprehensive income, net	—	—	1,351	—	1,351
Share-based compensation expense	—	75	—	—	75
Intercompany equity transfer	—	3	—	—	3
Balance at December 31, 2022	—	17,230	(4,690)	(6,947)	5,593
Net income	—	—	—	1,188	1,188
Other comprehensive loss, net	—	—	(309)	—	(309)
Share-based compensation expense	—	97	—	—	97
Intercompany equity transfer	—	8	—	—	8
Balance at December 31, 2023	—	17,335	(4,999)	(5,759)	6,577
Net income	—	—	—	1,262	1,262
Other comprehensive income, net	—	—	322	—	322
Share-based compensation expense	—	89	—	—	89
Modification of share-based awards	—	(20)	—	—	(20)
Intercompany equity transfer	—	4	—	—	4
Balance at December 31, 2024	$—	$17,408	$(4,677)	$(4,497)	$8,234
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
The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, the loyalty program, deferred tax assets, as well as pension and retiree medical and other postretirement benefits. Certain prior year amounts within “changes in operating assets and liabilities” presented in the consolidated statement of cash flows have been reclassified to conform to current year presentation. This change in the presentation on the consolidated statement of cash flows had no impact on net cash provided by operating activities or net change in cash and restricted cash.
(b) Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2023-09: Income Taxes (Topic 740) Improvements to Income Tax Disclosures
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
ASU 2024-03: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) Disaggregation of Income Statement Expenses
This standard enhances transparency in reporting by requiring disaggregation of certain costs and expenses in the notes to financial statements. This update is effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027, and early adoption is permitted. American is currently evaluating how the adoption of this standard will impact its disclosures.
(c) Investments
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
(d) Restricted Cash and Short-term Investments
American has restricted cash and short-term investments related primarily to collateral held to support workers’ compensation obligations and collateral associated with the AAdvantage Financing. See Note 3 for further information on the AAdvantage Financing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(e) Accounts Receivable, Net
Accounts receivable primarily consist of amounts due from credit card processing companies for tickets sold to individual passengers, amounts due from airline and non-airline business partners, including American’s co-branded credit card partners and cargo customers. Receivables from ticket sales are short-term, mostly settled within seven days after sale. Receivables from American’s business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of December 31, 2024 and 2023. American considers past and future financial and qualitative factors, including aging, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.
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
Total mainline and regional depreciation and amortization expense was $2.2 billion for each of the years ended December 31, 2024, 2023 and 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
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
(i) Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are recorded net as noncurrent on American’s consolidated balance sheets.
American provides a valuation allowance for its deferred tax assets, which include its NOLs and other carryforwards, when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. American considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. Many factors are considered that impact American’s assessment of future profitability, including conditions which are beyond its control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand. American has determined that positive factors outweigh negative factors in the determination of the realizability of its deferred tax assets.
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
Goodwill is assessed for impairment by initially performing a qualitative assessment. If American determines that it is more likely than not that its goodwill may be impaired, it uses a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any. Based upon American’s annual assessment, there was no goodwill impairment in 2024. The carrying value of American’s goodwill on its consolidated balance sheets was $4.1 billion as of December 31, 2024 and 2023.
(k) Other Intangibles, Net
Intangible assets consist of certain domestic airport slots and gate leasehold rights, international slots and route authorities, commercial agreements, marketing agreements, customer relationships and tradenames.
Definite-Lived Intangible Assets
Definite-lived intangible assets are originally recorded at their acquired fair values, subsequently amortized over their respective estimated useful lives and are assessed for impairment whenever events and circumstances indicate that the assets may be impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Certain domestic airport slots and airport gate leasehold rights are amortized on a straight-line basis over 25 years. Certain marketing agreements were identified as intangible assets subject to amortization and are amortized on a straight-line basis over approximately 30 years. American had $101 million and $108 million of definite-lived intangible assets, net of accumulated amortization on its consolidated balance sheets as of December 31, 2024 and 2023, respectively. American expects to record amortization expense related to these assets of approximately $6 million for each of the years in 2025 through 2029, and $70 million of amortization expense in 2030 and thereafter until fully amortized.
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
Indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment. If American determines that it is more likely than not that its indefinite-lived intangible assets may be impaired, American uses a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any. Based upon American’s annual assessment, there were no indefinite-lived intangible asset impairments in 2024. American had $1.9 billion of indefinite-lived intangible assets on its consolidated balance sheets as of December 31, 2024 and 2023.
(l) Fuel Financing
In December 2024, American entered into a fuel financing facility with a bank pursuant to which the bank pays certain fuel invoices on its behalf. The agreement contains a maximum allowable outstanding principal balance at any time of $1.0 billion and is required to be repaid at least quarterly. The fuel financing facility bears interest at a base rate equal to one-month Secured Overnight Financing Rate (SOFR) plus a margin of 3.75%. American’s obligations to the counterparty are secured on a second-priority basis by certain intellectual property of American, including the “American Airlines” trademark and the “aa.com” domain name in the United States and certain foreign jurisdictions, as provided in, and subject to the covenants and conditions of, the Second Lien Brand Collateral Security Agreement. Either American or the bank may terminate this agreement at any time and with immediate effect upon sixty days’ prior written notice to the other party. As of December 31, 2024, American had $74 million in fuel financing obligations included within other accrued liabilities on American’s consolidated balance sheet. During the year ended December 31, 2024, American recognized a nominal amount of interest expense related to this agreement.
American includes payments to designated fuel suppliers as an operating activity in the consolidated statement of cash flows. Proceeds and payments related to fuel financing transactions are presented net as a financing activity in the consolidated statement of cash flows.
(m) Revenue Recognition
Revenue
The following are the significant categories comprising American’s operating revenues (in millions):

	Year Ended December 31,
	2024	2023	2022
Passenger revenue:
Passenger travel	$45,743	$44,914	$41,425
Loyalty revenue - travel (1)	3,843	3,598	3,143
Total passenger revenue	49,586	48,512	44,568
Cargo	804	812	1,233
Other:
Loyalty revenue - marketing services	3,257	2,929	2,657
Other revenue	557	531	507
Total other revenue	3,814	3,460	3,164
Total operating revenues	$54,204	$52,784	$48,965

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners. See “Loyalty Revenue” below for further discussion on these mileage credits.
The following is American’s total passenger revenue by geographic region (in millions):

	Year Ended December 31,
	2024	2023	2022
Domestic	$35,336	$34,592	$32,911
Latin America	6,560	6,719	6,150
Atlantic	6,445	6,205	5,070
Pacific	1,245	996	437
Total passenger revenue	$49,586	$48,512	$44,568
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
Loyalty Revenue
American currently operates the loyalty program, AAdvantage®. This program awards mileage credits to passengers who fly on American, any oneworld airline or other partner airlines, or by using the services of other program participants, such as American’s co-branded credit cards, and certain hotels and car rental companies. Mileage credits can be redeemed for travel on American and other participating partner airlines, as well as non-air travel awards such as hotels and rental cars. For mileage credits earned by AAdvantage program members, American applies the deferred revenue method.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Mileage credits sold to co-branded credit cards and other partners
American sells mileage credits to participating airline partners and non-airline business partners, including American’s co-branded credit card partners, under contracts with remaining terms generally from one to 10 years as of December 31, 2024. Consideration received from the sale of mileage credits is predominantly variable and payment terms typically are within 30 days subsequent to the month of mileage sale. Sales of mileage credits to non-airline business partners are comprised of two components, transportation and marketing. American allocates the consideration received from these sales of mileage credits based on the relative selling price of each product or service delivered.
American’s most significant mileage credit partner agreements are its co-branded credit card agreements with Citibank N.A. (Citi) and Barclaycard US. American identified two revenue elements in these co-branded credit card agreements: the transportation component and the marketing component. In December 2024, American announced a 10-year agreement with Citi to become the exclusive issuer of the AAdvantage co-branded credit card portfolio in the U.S. starting in 2026. Based on the revised terms, the products and services delivered are generally consistent with American’s previous agreement, and American will continue to allocate the consideration received based on the relative selling prices of these products and services.
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
Contract Balances
American’s significant contract liabilities are comprised of (1) outstanding loyalty program mileage credits that may be redeemed for future air travel, non-air travel and other awards, reported as loyalty program liability on American’s consolidated balance sheets and (2) ticket sales for transportation that has not yet been provided, reported as air traffic liability on American’s consolidated balance sheets.

	December 31,
	2024	2023
	(In millions)
Loyalty program liability	$10,054	$9,327
Air traffic liability	6,759	6,200
Total	$16,813	$15,527

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2023	$9,327
Deferral of revenue	4,482
Recognition of revenue (1)	(3,755)
Balance at December 31, 2024 (2)	$10,054

(1)Principally relates to revenue recognized from the redemption of mileage credits for both air travel, non-air travel and other awards. Mileage credits are combined in one homogenous pool and are not separately identifiable. As such, the revenue is comprised of mileage credits that were part of the loyalty program deferred revenue balance at the beginning of the period, as well as mileage credits that were issued during the period.
(2)Mileage credits can be redeemed at any time and generally do not expire as long as that AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of December 31, 2024, American’s current loyalty program liability was $3.6 billion and represents American’s current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter. Additionally, as of December 31, 2024, American’s loyalty program liability includes a one-time cash payment related to the new co-branded credit card agreement announced in December 2024, which will be amortized over the life of the new agreement beginning in 2026.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in American’s air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For 2024, $4.9 billion of revenue was recognized in passenger revenue that was included in American’s air traffic liability at December 31, 2023.
(n) Maintenance, Materials and Repairs
Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under certain power-by-the-hour maintenance agreements, which are charged to operating expense based on contractual terms when an obligation exists.
(o) Selling Expenses
Selling expenses include credit card fees, commissions, third party distribution channel fees and advertising. Selling expenses associated with passenger revenue are expensed when the transportation or service is provided. Advertising costs are expensed as incurred. Advertising expense was $143 million, $114 million and $105 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(p) Share-based Compensation
American accounts for its share-based compensation expense based on the fair value of the equity award at the time of grant, which is recognized ratably over the vesting period of the award. Certain awards have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period. The majority of American’s equity awards are time vested restricted stock units. For equity-classified awards, the fair value of such awards is based on the market price of the underlying shares of AAG common stock on the date of grant and is not subsequently remeasured unless modified. For liability-classified awards, the fair value of such awards is remeasured at the end of each reporting period until settled. See Note 13 for further discussion of share-based compensation.
(q) Foreign Currency Gains and Losses
Foreign currency gains and losses are recorded as part of other income (expense), net within total nonoperating expense, net on American’s consolidated statements of operations. For the years ended December 31, 2024, 2023 and 2022, foreign currency losses were $47 million, $30 million and $38 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
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
Regional expenses for the years ended December 31, 2024, 2023 and 2022 include $279 million, $271 million and $269 million of depreciation and amortization, respectively, and $9 million, $7 million and $5 million of aircraft rent, respectively.
In 2024, 2023 and 2022, American recognized $612 million, $636 million and $592 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). American holds a 25% equity interest in Republic Airways Holdings Inc. (Republic Holdings), the parent company of Republic.
2. Special Items, Net
Special items, net on American’s consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Labor contract expenses (1)	$605	$989	$—
A330 fleet-related adjustments (2)	(42)	—	149
Severance expenses	13	23	—
Litigation reserve adjustments	—	—	37
Other operating special items, net	34	(41)	7
Mainline operating special items, net	610	971	193
Regional operating special items, net (3)	33	—	—
Operating special items, net	643	971	193

Debt refinancing and extinguishment (4)	16	280	1
Mark-to-market adjustments on equity investments, net (5)	8	82	71
Nonoperating special items, net	24	362	72

Income tax special items, net	—	—	(9)

(1)Labor contract expenses for 2024 related to one-time charges resulting from the ratification of new collective bargaining agreements (CBAs) with American’s mainline flight attendants and passenger service team members, including one-time payments and adjustments to vacation accruals resulting from pay rate increases.
Labor contract expenses for 2023 related to one-time charges resulting from the ratification of a new CBA with American’s mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $235 million.
(2)American retired its Airbus A330 fleet in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic. In 2022, American recorded a non-cash impairment charge to write down the carrying value of its retired Airbus A330 fleet to their then estimated fair value due to the market conditions for certain used aircraft, and in 2024, American entered into a sales agreement for its remaining Airbus A330 aircraft, resulting in a $42 million gain.
(3)Regional operating special items, net for 2024 included a $33 million non-cash write down of regional aircraft resulting from the decision to permanently park 43 Embraer 145 aircraft.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(4)Debt refinancing and extinguishment costs in 2023 primarily included cash charges for premiums paid in connection with the early repayment of debt.
(5)Mark-to-market adjustments on equity investments, net included net unrealized gains and losses associated with certain equity investments. See Note 7 for further information related to American’s equity investments.
3. Debt
Long-term debt included on American’s consolidated balance sheets consisted of (in millions):

	December 31,
	2024	2023
Secured
2013 Term Loan Facility, variable interest rate of 6.65%, installments until due in February 2028 (a)	$980	$990
2014 Term Loan Facility, variable interest rate of 6.17%, installments until due in January 2027 (a)	1,171	1,183
2023 Term Loan Facility, variable interest rate of 6.96%, installments until due in June 2029 (a)	1,089	1,100
10.75% senior secured IP notes, interest and principal payments due through February 2026 (b)	781	1,000
10.75% senior secured LGA/DCA notes, interest and principal payments due through February 2026 (b)	156	200
7.25% senior secured notes, interest only payments until due in February 2028 (b)	750	750
8.50% senior secured notes, interest only payments until due in May 2029 (b)	1,000	1,000
5.50% senior secured notes, installments until due in April 2026 (c)	1,750	2,917
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (c)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 9.63%, installments until due in April 2028 (c)	2,450	3,150
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 3.84%, maturing from 2025 to 2034 (d)	7,271	7,657
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 7.25%, averaging 6.17%, maturing from 2025 to 2036 (e)	4,094	3,612
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	880	967
Total long-term debt	25,372	27,526
Less: Total unamortized debt discount, premium and issuance costs	300	349
Less: Current maturities	4,196	3,501
Long-term debt, net of current maturities	$20,876	$23,676
As of December 31, 2024, the maximum availability under American’s revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$500
2014 Revolving Facility	1,500
2023 Revolving Facility	890
Other facilities	399
Total	$3,289
In March 2024, American entered into a revolving credit facility that provides for borrowing capacity of up to $350 million, maturing in March 2027 with an option to extend for an additional year. As of December 31, 2024, there were no amounts drawn under this facility. Additionally, American currently has $49 million of available borrowing base under a cargo receivables facility that is set to expire in December 2025. As further described below, the aggregate commitments under the 2013, 2014, and 2023 Revolving Facilities are $2.9 billion through June 4, 2029.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
At December 31, 2024, the maturities of long-term debt are as follows (in millions):

2025	$4,196
2026	4,201
2027	4,983
2028	5,304
2029	3,890
2030 and thereafter	2,798
Total	$25,372
(a) 2013, 2014 and 2023 Credit Facilities
2013 Credit Facilities
The Amended and Restated Credit and Guaranty Agreement dated as of May 21, 2015, as amended (the 2013 Credit Agreement), includes a revolving credit facility (the 2013 Revolving Facility) and a term loan facility (the 2013 Term Loan Facility), collectively referred to as the 2013 Credit Facilities.
On June 4, 2024, American and AAG entered into the Ninth Amendment to Amended and Restated Credit and Guaranty Agreement (the Ninth Amendment), amending the 2013 Credit Agreement, pursuant to which American terminated all existing revolving commitments and letter of credit commitments available under the 2013 Credit Agreement and established new revolving commitments in an aggregate amount of $500 million (which includes the ability to issue letters of credit in an aggregate amount of $100 million) (the newly established commitments, the 2013 Revolving Facility), which have a maturity date of June 4, 2029. Additionally, as a result of the Ninth Amendment, the 2013 Revolving Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, SOFR for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. Pursuant to the Ninth Amendment, SOFR borrowings under the 2013 Revolving Facility are not subject to a credit spread adjustment. As of December 31, 2024, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.
On December 19, 2024, American and AAG entered into the Tenth Amendment to Amended and Restated Credit and Guaranty Agreement (the 2013 Credit Agreement Tenth Amendment), amending the 2013 Credit Agreement. As a result of the 2013 Credit Agreement Tenth Amendment, the term loans outstanding under the 2013 Credit Agreement with an outstanding principal amount of $980 million were replaced with term loans with a principal amount of $980 million. Pursuant to the 2013 Credit Agreement Tenth Amendment, the 2013 Term Loan Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.25% per annum or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 2.25% per annum. Additionally, the 2013 Credit Agreement Tenth Amendment amended certain other terms of the 2013 Credit Agreement, including, among other things, reducing the minimum liquidity financial covenant threshold from $2.2 billion to $2.0 billion and removing the cost spread adjustment on the 2013 Term Loan Facility. As of December 31, 2024, the margin elected was 2.25% per annum.
2014 Credit Facilities
The Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, as amended (the 2014 Credit Agreement), includes a revolving credit facility (the 2014 Revolving Facility) and term loan facility (the 2014 Term Loan Facility), collectively referred to as the 2014 Credit Facilities. The 2014 Term Loan Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 0.75% or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American, plus the SOFR adjustment applicable to such interest period (with such SOFR rate plus SOFR adjustment being subject to a floor of 0.00%) plus an applicable margin of 1.75%. As of December 31, 2024, the margin elected was 1.75% per annum.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
On June 4, 2024, American and AAG entered into the Tenth Amendment to Amended and Restated Credit and Guaranty Agreement (the 2014 Credit Agreement Tenth Amendment), amending the 2014 Credit Agreement, pursuant to which American terminated all existing revolving commitments and letter of credit commitments available under the 2014 Credit Agreement and established new revolving commitments in an aggregate amount of $1.5 billion (which includes the ability to issue letters of credit in an aggregate amount of $200 million) (the newly established commitments, the 2014 Revolving Facility), which have a maturity date of June 4, 2029. Additionally, as a result of the 2014 Credit Agreement Tenth Amendment, the 2014 Revolving Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. The 2014 Credit Agreement Tenth Amendment also reduced the minimum liquidity financial covenant threshold from $2.2 billion to $2.0 billion and reduced the liquidity requirement for making certain restricted payments from $4.2 billion to $4.0 billion. Pursuant to the 2014 Credit Agreement Tenth Amendment, SOFR borrowings under the 2014 Revolving Facility are not subject to a credit spread adjustment. As of December 31, 2024, there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.
2023 Credit Facilities
In December 2023, American and AAG entered into a credit and guaranty agreement (the 2023 Credit Agreement) that provided for a term loan facility (the 2023 Term Loan Facility) in an aggregate principal amount of $1.1 billion, maturing in June 2029.
On June 4, 2024, American and AAG entered into the First Amendment to Credit and Guaranty Agreement (the First Amendment) and the Second Amendment to Credit and Guaranty Agreement (the Second Amendment), each amending the 2023 Credit Agreement. Pursuant to the First Amendment, American established a revolving credit facility (the 2023 Revolving Facility, collectively with the 2023 Term Loan Facility, referred to as the 2023 Credit Facilities) in an aggregate amount of $890 million, maturing June 4, 2029. The 2023 Revolving Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. SOFR borrowings under the 2023 Revolving Facility are not subject to a credit spread adjustment. As of December 31, 2024, there were no borrowings outstanding under the 2023 Revolving Facility. Pursuant to the Second Amendment, American replaced the $1.1 billion of initial term loans made pursuant to the 2023 Credit Agreement with new term loans in a principal amount of $1.1 billion.
On December 23, 2024, American and AAG entered into the Third Amendment to Credit and Guaranty Agreement (the Third Amendment), amending the 2023 Credit Agreement. As a result of the Third Amendment, the term loans outstanding under the 2023 Credit Agreement with an outstanding principal amount of $1.1 billion were replaced with term loans with a principal amount of $1.1 billion. Pursuant to the Third Amendment, the 2023 Term Loan Facility bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.25% per annum or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 2.25% per annum. SOFR borrowings under the 2023 Term Loan Facility are not subject to a credit spread adjustment. As of December 31, 2024, the margin elected was 2.25% per annum.
April 2016 Revolving Facility
On June 4, 2024, American terminated all revolving commitments under the Credit and Guaranty Agreement, dated as of April 29, 2016 (as amended, the April 2016 Credit Agreement). As a result, the April 2016 Credit Agreement was terminated and all liens securing the April 2016 Credit Agreement were released.
Other Terms of the 2013, 2014 and 2023 Credit Facilities
The term loans under the 2013, 2014 and 2023 Credit Facilities (collectively referred to as the Credit Facilities) are repayable in annual installments, in an amount equal to 1.00% of the aggregate principal amount issued, with any unpaid balance due on the respective maturity dates. Voluntary prepayments may be made by American at any time.
The 2013, 2014 and 2023 Revolving Facilities provide that American may from time to time borrow, repay and reborrow loans thereunder. The 2013, 2014 and 2023 Revolving Facilities are each subject to an undrawn annual fee of 0.750%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Subject to certain limitations and exceptions, the Credit Facilities are secured by collateral, including certain slots, route authorities, simulators and leasehold rights. American has the ability to make future modifications to the collateral pledged, subject to certain restrictions. American’s obligations under the Credit Facilities are guaranteed by AAG, and such guarantee is AAG’s senior unsecured obligations (all of the collateral is owned by American, and AAG has not granted a security interest in any assets to secure any of the foregoing obligations). The Credit Facilities contain events of default customary for similar financings, including cross default and cross-acceleration to other material indebtedness.
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
After the fourth anniversary of the 10.75% Senior Secured Notes Closing Date and on or prior to the fifth anniversary of the 10.75% Senior Secured Notes Closing Date, American may redeem all or any part of the 10.75% Senior Secured Notes, at its option, at a redemption price equal to 105.375% of the principal amount of the 10.75% Senior Secured Notes redeemed, together with accrued and unpaid interest thereon, if any. After the fifth anniversary of the 10.75% Senior Secured Notes Closing Date, American may redeem all or any part of the 10.75% Senior Secured Notes, at its option, at par, together with accrued and unpaid interest thereon, if any. In December 2024, American redeemed an aggregate amount of $263 million toward portions of the outstanding principal amounts of the 10.75% Senior Secured Notes and agreed to redeem an aggregate amount of $308 million by no later than April 15, 2025. American redeemed the aggregate amount of $308 million on February 4, 2025.
7.25% Senior Secured Notes
On February 15, 2023, American issued $750 million aggregate principal amount of 7.25% senior secured notes due 2028 (the 7.25% Senior Secured Notes) in a private offering. The 7.25% Senior Secured Notes were issued at par and bear interest at a rate of 7.25% per annum (subject to increase if the collateral coverage ratio described below is not met). Interest on the 7.25% Senior Secured Notes is payable semiannually in arrears on February 15 and August 15 of each year, which began on August 15, 2023. The 7.25% Senior Secured Notes will mature on February 15, 2028. The obligations of American under the 7.25% Senior Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by AAG.
The 7.25% Senior Secured Notes were issued pursuant to an indenture, dated as of February 15, 2023 (the 7.25% Senior Secured Notes Indenture), by and among American, AAG and Wilmington Trust, National Association, as trustee and collateral agent. The 7.25% Senior Secured Notes are American’s senior secured obligations and are secured on a first lien basis by security interests in certain assets, rights and properties that American uses to provide non-stop scheduled air carrier services between (a) certain airports in the United States and (b) airports in certain countries in South America and New Zealand (collectively, the 7.25% Senior Secured Notes Collateral). The 7.25% Senior Secured Notes Collateral also secures, on a first lien, pari passu basis with the 7.25% Senior Secured Notes, the 2013 Credit Facilities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
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
8.50% Senior Secured Notes
On December 4, 2023, American issued $1.0 billion aggregate principal amount of 8.50% senior secured notes due 2029 (the 8.50% Senior Secured Notes) in a private offering. The 8.50% Senior Secured Notes were issued at par and bear interest at a rate of 8.50% per annum (subject to increase if the collateral coverage ratio described below is not met). Interest on the 8.50% Senior Secured Notes is payable semiannually in arrears on May 15 and November 15 of each year, which began on May 15, 2024. The 8.50% Senior Secured Notes will mature on May 15, 2029. The obligations of American under the 8.50% Senior Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by AAG.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
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
Concurrent with the issuance of the AAdvantage Notes, the AAdvantage Issuers, as co-borrowers, entered into a term loan credit and guaranty agreement, dated March 24, 2021, as amended, providing for a $3.5 billion term loan facility (the AAdvantage Term Loan Facility and collectively with the AAdvantage Notes, the AAdvantage Financing) and pursuant to which the full $3.5 billion of term loans (the AAdvantage Loans) were drawn on the AAdvantage Financing Closing Date. The AAdvantage Loans are fully and unconditionally guaranteed (together with the AAdvantage Note Guarantees, the AAdvantage Guarantees) by the SPV Guarantors and AAG.
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
The AAdvantage Indenture and the AAdvantage Term Loan Facility contain mandatory prepayment provisions triggered upon (i) the issuance or incurrence by Loyalty Issuer or the SPV Guarantors of certain indebtedness or (ii) the receipt by American or its subsidiaries of net proceeds from pre-paid frequent flyer (i.e., AAdvantage) mileage credit sales exceeding $505 million. Each of these prepayments would also require payment of an applicable premium. Certain other events, including the occurrence of a change of control with respect to AAG and certain AAdvantage Collateral sales exceeding a specified threshold, will also trigger mandatory repurchase or mandatory prepayment provisions under the AAdvantage Indenture and the AAdvantage Term Loan Facility, respectively.
The AAdvantage Term Loan Facility bears interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 3.75% or, at American’s option, the SOFR rate for a tenor of three months, plus a 0.26161% credit spread adjustment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(with such SOFR rate plus SOFR adjustment being subject to a floor of 0.75%) and an applicable margin of 4.75%. As of December 31, 2024, the margin elected was 4.75%.
(d) EETCs issued in 2024
In 2024, American entered into agreements under which it borrowed $684 million in connection with the financing of certain aircraft that had been previously delivered. Debt incurred under these agreements is junior to existing equipment notes, matures in 2027 through 2028 and bears interest at fixed rates averaging 7.10%.
(e) Equipment Loans and Other Notes Payable Issued in 2024
In 2024, American entered into agreements under which it borrowed $990 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2030 through 2036 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 6.28% as of December 31, 2024.
Guarantees
As of December 31, 2024, American had issued guarantees covering AAG’s $1.8 billion aggregate principal amount of the PSP1 Promissory Note due April 2030, $1.0 billion aggregate principal amount of the PSP2 Promissory Note due January 2031, $959 million aggregate principal amount of the PSP3 Promissory Note due April 2031 and $1.0 billion aggregate principal amount of 6.50% convertible senior notes due July 2025.
Certain Covenants
American’s debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict the ability of American to incur additional indebtedness. American’s debt agreements also contain customary change of control provisions, which may require it to repay or redeem such indebtedness upon certain events constituting a change of control under the relevant agreement, in certain cases at a premium. Additionally, certain of American’s debt financing agreements (including its secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV) or collateral coverage ratio covenants and certain agreements require American to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the applicable LTV or collateral coverage ratio exceeds or falls below a specified threshold, as the case may be, American will be required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), withhold additional cash in certain accounts, or pay down such financing, in whole or in part, or the interest rate for the relevant financing will be increased. Additionally, a significant portion of American’s debt financing agreements contain covenants requiring it to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and its AAdvantage Financing contains a peak debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment, in whole or in part, of the AAdvantage Financing.
Specifically, American is required to meet certain collateral coverage tests for its Credit Facilities, 7.25% Senior Secured Notes, 8.50% Senior Secured Notes and 10.75% Senior Secured Notes, as described below:

	2013 Credit Facilities	7.25% Senior Secured Notes	2014 Credit Facilities	2023 Credit Facilities	8.50% Senior Secured Notes	10.75% Senior Secured Notes
LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)
LTV as of Last Measurement Date	35.0%		15.8%	24.7%		5.2%
Frequency of Appraisals of Appraised Collateral	Semi-Annual					Annual
Collateral Description	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and South America and New Zealand		Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and European Union (including London Heathrow)	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and Australia, Canada, the Caribbean, Central America, China, Hong Kong, Japan, Mexico, South Korea and Switzerland		Generally, certain DCA slots, certain LGA slots, certain simulators and certain leasehold rights and, in the case of the IP Notes, certain intellectual property of American

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
At December 31, 2024, American was in compliance with the applicable collateral coverage tests as of the most recent measurement dates.
4. Leases
American leases certain aircraft and engines, including aircraft under capacity purchase agreements. As of December 31, 2024, American operated 716 leased aircraft, including 210 aircraft leased under capacity purchase agreements, with remaining terms ranging from less than one year to approximately 11 years.
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
The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$1,828	$1,992	$1,987
Finance lease cost:
Amortization of assets	125	119	135
Interest on lease liabilities	39	44	46
Variable lease cost	3,059	2,703	2,572
Total net lease cost	$5,051	$4,858	$4,740
Included in the table above is $225 million, $274 million and $242 million of operating lease cost under American’s capacity purchase agreement with Republic for the years ended December 31, 2024, 2023 and 2022, respectively. American holds a 25% equity interest in Republic Holdings, the parent company of Republic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31,
	2024	2023
Operating leases:
Operating lease ROU assets	$7,274	$7,886

Current operating lease liabilities	$1,082	$1,292
Noncurrent operating lease liabilities	5,926	6,416
Total operating lease liabilities	$7,008	$7,708

Finance leases:
Property and equipment, at cost	$1,604	$1,352
Accumulated amortization	(924)	(870)
Property and equipment, net	$680	$482

Current finance lease liabilities	$132	$124
Noncurrent finance lease liabilities	531	374
Total finance lease liabilities	$663	$498

Weighted average remaining lease term (in years):
Operating leases	8.2	8.4
Finance leases	7.4	5.8

Weighted average discount rate:
Operating leases	7.5%	7.6%
Finance leases	7.0%	7.1%
Supplemental cash flow and other information related to leases was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,810	$2,011	$1,968
Operating cash flows from finance leases	40	47	46
Financing cash flows from finance leases	145	255	179

Gain on sale leaseback transactions, net	76	12	2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Maturities of lease liabilities were as follows (in millions):

	December 31, 2024
	Operating Leases	Finance Leases
2025	$1,532	$173
2026	1,390	150
2027	1,235	112
2028	1,107	77
2029	1,004	72
2030 and thereafter	3,009	256
Total lease payments	9,277	840
Less: Imputed interest	(2,269)	(177)
Total lease obligations	7,008	663
Less: Current obligations	(1,082)	(132)
Long-term lease obligations	$5,926	$531
As of December 31, 2024, American had additional operating lease commitments that have not yet commenced of approximately $693 million for five Boeing 787 Family aircraft scheduled to be delivered in 2025 with lease terms of 10 years.
5. Income Taxes
The significant components of the income tax provision were (in millions):

	Year Ended December 31,
	2024	2023	2022
Current income tax benefit:
State, local and foreign	$—	$—	$(6)
Deferred income tax provision:
Federal	391	361	112
State and local	35	33	10
Deferred income tax provision	426	394	122
Total income tax provision	$426	$394	$116
The income tax provision differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Statutory income tax provision	$354	$332	$95
State, local and foreign income tax provision, net of federal tax effect	30	25	3
Book expenses not deductible for tax purposes	40	35	20
Change in valuation allowance	—	3	—
Other, net	2	(1)	(2)
Income tax provision	$426	$394	$116

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
The components of American’s deferred tax assets and liabilities were (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss and other carryforwards	$3,891	$3,960
Loyalty program liability	1,799	1,774
Leases	1,582	1,746
Pension benefits	228	428
Postretirement benefits other than pension benefits	270	273
Rent expense	59	84
Other	726	846
Total deferred tax assets	8,555	9,111
Valuation allowance	(12)	(12)
Net deferred tax assets	8,543	9,099
Deferred tax liabilities:
Accelerated depreciation and amortization	(4,599)	(4,479)
Leases	(1,642)	(1,786)
Other	(244)	(254)
Total deferred tax liabilities	(6,485)	(6,519)
Net deferred tax asset	$2,058	$2,580
At December 31, 2024, American had approximately $12.8 billion of gross federal net operating losses (NOLs) and $4.2 billion of other carryforwards available to reduce future federal taxable income, of which $2.9 billion will expire beginning in 2033 if unused and $14.1 billion can be carried forward indefinitely. American is a member of AAG’s consolidated federal and certain state income tax returns. American also had approximately $5.0 billion of NOL carryforwards to reduce future state taxable income at December 31, 2024, which will expire in taxable years 2024 through 2044 if unused.
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
In 2024, American recorded an income tax provision of $426 million with an effective rate of approximately 25%, which was substantially non-cash. Substantially all of American’s income before income taxes is attributable to the United States.
American files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. American’s 2021 through 2023 tax years are still subject to examination by the Internal Revenue Service. Various state, local and foreign jurisdiction tax years remain open to examination, and American is under examination, in administrative appeals or engaged in tax litigation in certain jurisdictions. American believes that the effect of any assessments will not be material to its consolidated financial statements.
The amount of, and changes to, American’s uncertain tax positions were not material in any of the years presented. American accrues interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
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
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2024.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$678	$678	$—	$—
Corporate obligations	2,909	—	2,909	—
Bank notes/certificates of deposit/time deposits	2,040	—	2,040	—
Repurchase agreements	550	—	550	—
	6,177	678	5,499	—
Restricted cash and short-term investments (1), (3)	732	442	290	—
Long-term investments (4)	161	161	—	—
Total	$7,070	$1,281	$5,789	$—

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Short-term investments (1):
Money market funds	$817	$817	$—	$—
Corporate obligations	4,046	—	4,046	—
Bank notes/certificates of deposit/time deposits	1,585	—	1,585	—
Repurchase agreements	450	—	450	—
U.S. government and agency obligations	100	—	100	—
	6,998	817	6,181	—
Restricted cash and short-term investments (1), (3)	910	459	451	—
Long-term investments (4)	163	163	—	—
Total	$8,071	$1,439	$6,632	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)American’s short-term investments as of December 31, 2024 mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers' compensation obligations and collateral associated with the payment of interest for the AAdvantage Financing. Restricted short-term investments mature in one year or less except for $155 million and $218 million as of December 31, 2024 and December 31, 2023, respectively.
(4)Long-term investments include American's equity investments in China Southern Airlines Company Limited (China Southern Airlines), Vertical Aerospace Ltd. (Vertical) and GOL. See Note 7 for further information on American’s equity investments.
Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	December 31, 2024
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$25,072	$25,234	$—	$25,234	$—

	December 31, 2023
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$27,177	$27,008	$—	$27,008	$—
7. Investments
To help expand American’s network and as part of its ongoing commitment to sustainability, American enters into various commercial relationships or other strategic partnerships, including equity investments, with other airlines and companies.
American’s equity investments, ownership interest and carrying value were as follows:

		Ownership Interest		Carrying Value (in millions)
		December 31,		December 31,
	Accounting Treatment	2024	2023	2024	2023
Republic Holdings	Equity Method	25.0%	25.0%	$253	$240
China Southern Airlines	Fair Value	1.5%	1.5%	142	115
Other investments (1)	Various			120	186
Total				$515	$541

(1)Primarily includes American’s investment in JetSMART Holdings Limited, which is accounted for under the equity method, and American’s investments in Vertical and GOL, which are each accounted for at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
8. Employee Benefit Plans
American sponsors defined benefit and defined contribution pension plans for eligible employees. The defined benefit pension plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen and American began providing enhanced benefits under its defined contribution pension plans for certain employee groups. American uses a December 31 measurement date for all of its defined benefit pension plans. American also provides certain retiree medical and other postretirement benefits, including health care and life insurance benefits to retired employees and notional retiree health reimbursement arrangements for eligible participants.
Benefit Obligations, Fair Value of Plan Assets and Funded Status
The following tables provide a reconciliation of the changes in the pension and retiree medical and other postretirement benefits obligations, fair value of plan assets and funded status as of December 31, 2024 and 2023:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2024	2023	2024	2023

	(In millions)
Benefit obligation at beginning of period	$14,314	$13,948	$1,325	$906
Service cost	2	2	29	17
Interest cost	718	753	64	55
Actuarial loss (gain) (1), (2)	(737)	501	(58)	92
Plan amendments (3)	—	—	54	339
Benefit payments	(907)	(890)	(107)	(84)
Other	(132)	—	—	—
Benefit obligation at end of period	$13,258	$14,314	$1,307	$1,325

Fair value of plan assets at beginning of period	$12,358	$11,821	$133	$133
Actual return on plan assets	561	1,356	9	14
Employer contributions (4)	295	71	93	70
Benefit payments	(907)	(890)	(107)	(84)
Other	(132)	—	—	—
Fair value of plan assets at end of period	$12,175	$12,358	$128	$133
Funded status at end of period	$(1,083)	$(1,956)	$(1,179)	$(1,192)

(1)The 2024 and 2023 pension actuarial loss (gain) primarily relates to the change in American’s weighted average discount rate assumption.
(2)The 2024 retiree medical and other postretirement benefits actuarial gain primarily relates to changes in certain retirement and weighted average discount rate assumptions, offset by increases in health care premiums and health care cost assumptions.
The 2023 retiree medical and other postretirement benefits actuarial loss primarily relates to the change in American’s weighted average discount rate assumption and change in health care cost assumptions.
(3)American remeasured its retiree medical and other postretirement benefits to account for enhanced retirement benefits pursuant to the ratification of new CBAs. As a result, in 2024 and 2023, American increased its postretirement benefits obligation by $54 million and $339 million, respectively, which was included as a component of prior service cost in accumulated other comprehensive loss.
(4)In 2024, American made required contributions of $280 million and supplemental contributions of $15 million to its defined benefit pension plans, and in 2023, American made required contributions of $67 million and supplemental contributions of $4 million to its defined benefit pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Balance Sheet Position

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2024	2023	2024	2023

	(In millions)
As of December 31:
Current liability	$5	$6	$142	$122
Noncurrent liability	1,078	1,950	1,037	1,070
Total liabilities	$1,083	$1,956	$1,179	$1,192

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2024	2023	2024	2023

	(In millions)
As of December 31:
Net actuarial loss (gain)	$3,130	$3,561	$(407)	$(382)
Prior service cost	1	—	238	197
Total accumulated other comprehensive loss (income), pre-tax	$3,131	$3,561	$(169)	$(185)
Plans with Projected Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits
	2024	2023

	(In millions)
As of December 31:
Projected benefit obligation	$13,258	$14,314
Fair value of plan assets	12,175	12,358
Plans with Accumulated Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2024	2023	2024	2023

	(In millions)
As of December 31:
Accumulated benefit obligation	$13,251	$14,307	$—	$—
Accumulated postretirement benefit obligation	—	—	1,307	1,325
Fair value of plan assets	12,175	12,358	128	133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Net Periodic Benefit Cost (Income)

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022

	(In millions)
For the years ended December 31:
Defined benefit plans:
Service cost	$2	$2	$3	$29	$17	$16
Interest cost	718	753	552	64	55	30
Expected return on assets	(973)	(914)	(1,133)	(10)	(11)	(12)
Amortization of:
Prior service cost (benefit)	—	18	28	14	(6)	(14)
Unrecognized net loss (gain)	105	106	156	(31)	(34)	(30)
Net periodic benefit cost (income)	$(148)	$(35)	$(394)	$66	$21	$(10)
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
Assumptions
The following actuarial assumptions were used to determine American’s benefit obligations and net periodic benefit cost (income) for the periods presented:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2024	2023	2024	2023
Benefit obligations as of December 31:
Weighted average discount rate	5.7%	5.2%	5.6%	5.3%

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Net periodic benefit cost (income) for the years ended December 31:
Weighted average discount rate	5.2%	5.6%	3.0%	5.3%	5.7%	2.8%
Weighted average expected rate of return on plan assets	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%
Weighted average health care cost trend rate assumed for next year (1)	N/A	N/A	N/A	6.5%	6.5%	5.8%

(1)The weighted average health care cost trend rate at December 31, 2024 is assumed to decline gradually to 4.5% by 2033 and remain level thereafter.
As of January 1, 2025, American’s estimate of the long-term rate of return on plan assets is 7.75% based on the target asset allocation. Expected returns on long duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last 10 years, current and expected market conditions, and expected value to be generated through active management and securities lending programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Minimum Contributions
American is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and various other laws for U.S. based plans as well as underfunding rules specific to countries where American maintains defined benefit pension plans. Based on current funding assumptions, American has minimum required contributions of $221 million for 2025. American’s future funding obligations will depend on the performance of American’s investments held in a trust by the pension plans, interest rates for determining funding targets, the amount of and timing of any supplemental contributions and American’s actuarial experience.
Benefit Payments
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (approximately, in millions):

	2025	2026	2027	2028	2029	2030-2034
Pension benefits	$957	$977	$995	$1,009	$1,019	$5,115
Retiree medical and other postretirement benefits	158	163	160	156	153	650
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
Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving the funded position with the potential risk that the funded position would decline. The current strategic target asset allocation with the corresponding allowed range is as follows:

Asset Class/Sub-Class	Target Allocation	Allowed Range
Equity	56%	30% - 85%
Public:
U.S. Large	18%	10% - 40%
U.S. Small/Mid	4%	0% - 10%
International Large	11.5%	5% - 25%
International Small/Mid	2.5%	0% - 10%
Emerging Markets	5%	0% - 15%
Private Equity	15%	5% - 30%

Fixed Income	44%	15% - 70%
Public U.S. Fixed Income	35%	15% - 60%
Private Income	9%	0% - 20%

Other	0%	0% - 5%
Cash Equivalents	0%	0% - 20%
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
Benefit Plan Assets Measured at Fair Value on a Recurring Basis
The fair value of American’s pension plan assets at December 31, 2024 and 2023, by asset category, were as follows (in millions) (1):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity (2)	$2,498	$—	$—	$2,498	$3,134	$—	$—	$3,134
Fixed income (3)	427	3,723	—	4,150	235	3,238	—	3,473
Other, net (4)	91	144	68	303	(6)	348	84	426
Measured at NAV (5):
Common collective trusts (6)	—	—	—	1,086	—	—	—	1,244
Private investments (7)	—	—	—	4,138	—	—	—	4,081
Total plan assets	$3,016	$3,867	$68	$12,175	$3,363	$3,586	$84	$12,358

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
(7)Private investments include limited partnerships that invest primarily in domestic private equity and private income opportunities. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its NAV, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next 10 years. As of December 31, 2024, the pension plan’s master trust has future funding commitments to these limited partnerships of approximately $1.1 billion, most of which are expected to be called over the next five years.
Changes in fair value measurements of Level 3 investments during the years ended December 31, 2024 and 2023, were as follows (in millions):

	2024	2023
Balance at beginning of year	$84	$75
Actual gain (loss) on plan assets:
Relating to assets still held at the reporting date	(25)	(9)
Purchases	9	20
Sales	—	(2)
Balance at end of year	$68	$84

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
Defined Contribution and Multiemployer Plans
The costs associated with American’s defined contribution plans were $1.4 billion, $1.1 billion and $916 million for the years ended December 31, 2024, 2023 and 2022, respectively.
American participates in the International Association of Machinists & Aerospace Workers (IAM) National Pension Fund, Employer Identification No. 51-6031295 and Plan No. 002 (the IAM Pension Fund). American’s contributions to the IAM Pension Fund were $57 million, $52 million and $46 million for the years ended December 31, 2024, 2023 and 2022, respectively. The IAM Pension Fund reported $570 million in employers’ contributions for the year ended December 31, 2023, which is the most recent year for which such information is available. For 2023, American’s contributions represented more than 5% of total contributions to the IAM Pension Fund.
On March 29, 2019, the actuary for the IAM Pension Fund certified that the fund was in “endangered” status despite reporting a funded status of over 80%. Additionally, the IAM Pension Fund’s Board voluntarily elected to enter into “critical” status on April 17, 2019. Upon entry into critical status, the IAM Pension Fund was required by law to adopt a rehabilitation plan aimed at restoring the financial health of the pension plan and did so on April 17, 2019 (the Rehabilitation Plan). Under the Rehabilitation Plan, American was subject to an immaterial contribution surcharge, which ceased to apply June 14, 2019 upon American’s mandatory adoption of a contribution schedule under the Rehabilitation Plan. The contribution schedule requires 2.5% annual increases to its contribution rate. This contribution schedule will remain in effect through the earlier of December 31, 2031 or the date the IAM Pension Fund emerges from critical status. As of the most recent data available, the IAM Pension Fund remains in critical status.
Profit Sharing Program
American accrues a percentage of its pre-tax income excluding net special items for its profit sharing program. For the year ended December 31, 2024, American accrued $228 million for this program, which will be distributed to employees in the first quarter of 2025.
9. Accumulated Other Comprehensive Loss
The components of AOCI are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision) (1)		Total
Balance at December 31, 2022	$(2,974)	$(6)	$(1,710)		$(4,690)
Other comprehensive income (loss) before reclassifications	(486)	4	108		(374)
Amounts reclassified from AOCI	84	—	(19)	(2)	65
Net current-period other comprehensive income (loss)	(402)	4	89		(309)
Balance at December 31, 2023	(3,376)	(2)	(1,621)		(4,999)
Other comprehensive income (loss) before reclassifications	326	2	(74)		254
Amounts reclassified from AOCI	88	—	(20)	(2)	68
Net current-period other comprehensive income (loss)	414	2	(94)		322
Balance at December 31, 2024	$(2,962)	$—	$(1,715)		$(4,677)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on American’s consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Reclassifications out of AOCI for the years ended December 31, 2024 and 2023 are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the consolidated statements of operations
	Year Ended December 31,
AOCI Components	2024	2023
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$11	$9	Nonoperating other income (expense), net
Actuarial loss	57	56	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$68	$65
10. Commitments, Contingencies and Guarantees
(a) Aircraft, Engine and Other Purchase Commitments
Under all of American’s aircraft and engine purchase agreements, its total future commitments as of December 31, 2024 are expected to be as follows (approximately, in millions):

	2025	2026	2027	2028	2029	2030 and Thereafter	Total
Payments for aircraft and engine commitments (1)	$2,169	$4,186	$4,003	$3,403	$3,345	$9,009	$26,115

(1)These amounts are net of purchase deposits currently held by the manufacturers. American’s purchase deposits held by all manufacturers totaled $1.0 billion and $760 million as of December 31, 2024 and 2023, respectively.
Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent American’s most current estimate based on contractual delivery schedules adjusted for updates and revisions to such schedules communicated to management by the applicable equipment manufacturer and certain management assumptions. However, the actual delivery schedule may differ, potentially materially, based on various potential factors including production delays by the manufacturer and regulatory concerns.
Additionally, the amounts in the table exclude five Boeing 787 Family aircraft scheduled to be delivered in 2025, for which American has obtained committed lease financing. See Note 4 for information regarding this operating lease commitment.
Additionally, American has other purchase commitments primarily related to aircraft fuel, flight equipment maintenance and information technology support as follows (approximately): $4.6 billion in 2025, $2.0 billion in 2026, $1.5 billion in 2027, $381 million in 2028, $500 million in 2029 and $3.4 billion in 2030 and thereafter. These amounts exclude obligations under certain fuel offtake agreements or other agreements for which the timing of the related expenditure is uncertain, or which are subject to material contingencies, such as the construction of a production facility.
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
As of December 31, 2024, American’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2025 to 2033, with rights of American to extend the respective terms of certain agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
As of December 31, 2024, American’s minimum obligations under its capacity purchase agreements with third-party regional carriers are expected to be as follows (approximately, in millions):

	2025	2026	2027	2028	2029	2030 and Thereafter	Total
Minimum obligations under capacity purchase agreements with third-party regional carriers (1)	$1,114	$1,068	$1,066	$990	$829	$849	$5,916

(1)These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially. Rental payments under operating leases for certain aircraft flown under these capacity purchase agreements are reflected in the operating lease commitments in Note 4.
(c) Airport Redevelopment
Los Angeles International Airport (LAX)
In 2018, American executed a lease agreement with Los Angeles World Airports (LAWA), which owns and operates LAX, in connection with a $1.6 billion modernization project related to LAX Terminals 4 and 5. Construction started in October 2018 and is expected to be completed in 2028 in a phased approach. Under the lease agreement and subsequent project component approvals, the City of Los Angeles Board of Airport Commissioners has appropriated approximately $1.6 billion to purchase completed project assets, representing the maximum allowable reimbursement by LAWA. In September 2024, American executed an agreement to where a substantial majority of the non-proprietary project costs will be funded through the Regional Airports Improvement Corporation (RAIC), a quasigovernmental special purpose entity that acts as a conduit borrower under a syndicated credit facility provided by a group of lenders in the form of a $250 million revolving credit facility. Loans made under the credit facility are being repaid with the proceeds from LAWA’s purchase of completed project assets. American guarantees the obligation of the RAIC under the credit facility associated with the Terminals 4 and 5 lease. As of December 31, 2024, American’s outstanding guaranteed obligation under the credit facility for the Terminals 4 and 5 project was $250 million. Additionally, American has recovered $1.2 billion since project inception through the end of 2024 and expects to receive approximately $450 million in additional reimbursements by the end of 2028.
As American controls the assets during construction, they are recognized on its consolidated balance sheets within operating property and equipment until the assets are sold and transferred. For the years ended December 31, 2024 and 2023, American has sold and transferred $588 million and $170 million of non-proprietary improvements, respectively, which are included within proceeds from sale-leaseback transactions and sale of property and equipment on American’s consolidated statements of cash flows. For the years ended December 31, 2024, 2023 and 2022, American had $187 million, $283 million and $241 million, respectively, of non-proprietary improvement costs relating to the LAX modernization project, which are included within other investing activities on American’s consolidated statements of cash flows.
(d) Off-Balance Sheet Arrangements
Pass-Through Trusts
American currently has 292 owned aircraft and 60 owned spare aircraft engines, which in each case were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment or to permit issuance of debt backed by existing flight equipment. In the case of aircraft EETCs, rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. Similarly, in the case of the spare engine EETCs, the trusts allow American to use its existing pool of spare engines to raise financing under a single facility. The trusts have also been structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covers a set number of aircraft or spare engines scheduled to be delivered, financed or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft or spare engine financing, the relevant trust used the proceeds from the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft or engines. The equipment notes are issued, at American’s election, in connection

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
with a mortgage financing of the aircraft or spare engines. The equipment notes are secured by a security interest in the aircraft or engines, as applicable. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2024, $7.3 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
Letters of Credit and Other
American provides financial assurance, such as letters of credit and surety bonds, primarily to support projected workers’ compensation obligations and airport commitments. As of December 31, 2024, American had $343 million of letters of credit and surety bonds securing various obligations, of which $98 million is collateralized with American’s restricted cash. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2037.
(e) Legal Proceedings
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice, joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against American and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the District of Massachusetts alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed Northeast Alliance arrangement (NEA). On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining American and JetBlue from continuing and further implementing the NEA. In June 2023, JetBlue delivered a notice of termination of the NEA, effective July 29, 2023, and the carriers have substantially completed wind-down activities. Following written submissions by the parties and a hearing on July 26, 2023, the U.S. District Court for the District of Massachusetts entered a Final Judgment and Order Entering Permanent Injunction on July 28, 2023. The parties are complying with the terms of the Final Judgment and Order Entering Permanent Injunction, including by completing wind-down activities related to the NEA. American filed a notice of appeal to the U.S. Court of Appeals for the First Circuit on September 25, 2023. The First Circuit affirmed the District Court’s decision on November 8, 2024. Any petition for writ of certiorari to the U.S. Supreme Court would be due February 27, 2025.
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
Securities Litigation. On July 18, 2024, AAG and certain of its current and former officers were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of Texas, captioned Qawasmi v. American Airlines Group Inc., et al. The Qawasmi plaintiff purports to represent investors who acquired AAG securities between January 25, 2024 and May 28, 2024. On August 28, 2024, AAG and certain of its current and former officers were named as defendants in a second putative class action lawsuit filed in the same court, captioned Thornburg v. American Airlines Group Inc., et al. The Thornburg plaintiff purports to represent investors who acquired AAG securities between July 20, 2023 and May 28, 2024. Both the Qawasmi and Thornburg complaints assert violations of Sections 10(b) and 20(a) of the Exchange Act based on allegations that, during the relevant periods, AAG misrepresented and/or omitted material facts related to its financial outlook and certain commercial initiatives. On September 16, 2024, certain purported AAG investors moved for consolidation of the Qawasmi and Thornburg actions as well as appointment as lead plaintiff. On November 22, 2024, the Qawasmi and Thornburg complaints were consolidated into a single action bearing the caption In re American Airlines Group Inc. Securities Litigation. The court also appointed co-lead plaintiffs and lead counsel to represent the putative class in the consolidated action. The parties now anticipate briefing a motion to dismiss the action.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Additionally, on September 19, 2024, certain of AAG’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit (in which AAG is a nominal defendant) filed in the United States District Court for the Northern District of Texas, captioned Hollin v. Isom, et al. The Hollin complaint asserts violations of Section 10(b) of the Exchange Act, breach of fiduciary duty, and claims for unjust enrichment and corporate waste. On September 26, 2024, a second derivative complaint was filed in the same court, similarly naming certain of AAG’s current and former directors and officers (as well as AAG as a nominal defendant), captioned Leon v. Isom, et al. The Leon complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duty, claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and a claim for contribution. The Hollin and Leon complaints generally allege the same purported misconduct as alleged in the securities class actions. On November 25, 2024, the Hollin and Leon complaints were consolidated into a single action bearing the caption In re American Airlines Group Inc. Stockholder Derivative Action. American believes both the securities class actions and shareholder derivative lawsuits are without merit and intends to defend against them vigorously.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
American is required to make principal and interest payments for certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment, which are leased to American. The payment of principal and interest of certain special facility revenue bonds is guaranteed by American. As of December 31, 2024, the remaining lease payments through 2035 guaranteeing the principal and interest on these bonds are $503 million and the current carrying amount of the associated operating lease liability in the accompanying consolidated balance sheet is $321 million.
As of December 31, 2024, American had issued guarantees covering AAG’s $1.8 billion aggregate principal amount of the PSP1 Promissory Note due April 2030, $1.0 billion aggregate principal amount of the PSP2 Promissory Note due January 2031, $959 million aggregate principal amount of the PSP3 Promissory Note due April 2031 and $1.0 billion aggregate principal amount of 6.50% convertible senior notes due July 2025.
(g) Credit Card Processing Agreements
American has agreements with companies that process customer credit card transactions for the sale of air travel and other services. American’s agreements allow these credit card processing companies, under certain conditions, to hold an amount of its cash (referred to as a holdback) equal to all or a portion of advance ticket sales that have been processed by that company, but for which American has not yet provided the air transportation. These holdback requirements can be implemented at the discretion of the credit card processing companies upon the occurrence of specific events, including material adverse changes in American’s financial condition or the triggering of a liquidity covenant. The imposition of holdback requirements would reduce American’s liquidity.
(h) Labor Contracts
In September 2024, American and the Association of Professional Flight Attendants, the union representing American’s mainline flight attendants, ratified a new CBA. This five-year agreement provides wage rate increases, quality-of-life benefits and other benefit-related items. The ratified agreement also included a provision for a one-time payment. In 2024, one-time charges resulting from the ratification of this new agreement were recorded as mainline operating special items, net in the condensed consolidated statement of operations, including the one-time payment of $514 million which was paid in November 2024.
As of December 31, 2024, American employed approximately 102,700 active full-time equivalent (FTE) employees. Of the total active FTE employees, 87% are covered by CBAs with various labor unions and 1% are covered by CBAs that are currently amendable or that will become amendable within one year.
11. Supplemental Cash Flow Information
Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Non-cash investing and financing activities:
ROU assets acquired through operating leases	$614	$1,172	$1,448
Property and equipment acquired through debt, finance leases and other	151	317	46
Operating leases converted to finance leases	293	5	107
Finance leases converted to operating leases	50	42	3
Supplemental information:
Interest paid, net	1,806	2,058	1,716
Income taxes paid	8	6	2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
12. Segment Disclosures
Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. American’s Chief Executive Officer is considered to be its CODM. American is managed as a single operating segment that provides scheduled air transportation for passengers and cargo, and includes American’s loyalty program. Along with its extensive domestic network, American provides international service to Canada, Mexico, the Caribbean, Central and South America, Europe, Qatar, China, Japan, Korea, India, Australia and New Zealand. See Note 1(m) for American’s passenger revenue by geographic region. Managing the business activities on a consolidated basis allows American to benefit from an integrated revenue pricing and route network that includes American and AAG’s wholly-owned and third-party regional carriers that fly under capacity purchase agreements operating as American Eagle. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. American’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated by geographic region. The measure of segment assets is reported on the balance sheet as total consolidated assets.
Financial information and operational plans and forecasts are provided to and reviewed by American’s CODM at the consolidated level and are used to monitor forecast and budget versus actual results. American’s CODM assesses performance and decides how to allocate resources based on net income which is reported on the statement of operations as consolidated net income. When making operational and resource allocation decisions, American’s CODM is indifferent to the results on a geographic region or on a mainline and regional carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results.
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
Share-based compensation expense for American’s equity awards, including awards settled in AAG common stock or cash, was $124 million, $97 million and $75 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in salaries, wages and benefits on its consolidated statements of operations.
During 2024, 2023 and 2022, AAG withheld approximately 1.6 million, 1.5 million and 1.2 million shares of AAG common stock, respectively, and paid approximately $27 million, $23 million and $21 million, respectively, in satisfaction of certain tax withholding obligations associated with employee equity awards.
Restricted Stock Unit Awards (RSUs)
AAG has granted RSUs with service conditions (time vested primarily over three years) and performance conditions. The grant-date fair value of these RSUs is equal to the market price of the underlying shares of AAG common stock on the date of grant. For time vested awards, the expense is recognized on a straight-line basis over the vesting period for the entire award. For awards with performance conditions, the expense is recognized based on the expected achievement at each reporting period. Stock-settled RSUs are equity-classified as the vesting results in the issuance of shares of AAG common stock. Cash-settled restricted stock unit awards (CRSUs) are liability-classified as the vesting results in payment of cash by AAG.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Stock-settled RSU award activity for all plans for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2021	9,401	$20.17
Granted	5,882	15.93
Vested and released	(4,131)	21.04
Forfeited	(889)	18.04
Outstanding at December 31, 2022	10,263	$17.51
Granted	9,834	14.54
Vested and released	(5,161)	17.81
Forfeited	(701)	20.49
Outstanding at December 31, 2023	14,235	$15.18
Granted	2,580	15.76
Modified (1)	(2,809)	16.18
Vested and released	(4,833)	15.91
Forfeited	(827)	15.83
Outstanding at December 31, 2024	8,346	$15.59

(1)The settlement terms of 2.8 million stock-settled RSUs were modified from settlement in AAG common stock to settlement in cash. This change in award settlement method was the only modification to these awards, and the vesting, forfeiture and all other terms and conditions were unchanged. The modification resulted in a $20 million reclassification from additional paid-in capital to accrued salaries and wages on American’s consolidated balance sheet.
As of December 31, 2024, there was $44 million of unrecognized compensation cost related to stock-settled RSUs. These costs are expected to be recognized over a weighted average period of one year. The total fair value of stock-settled RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $69 million, $78 million and $70 million, respectively.
CRSU award activity for all plans for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at December 31, 2023	37	$13.74
Granted	5,634	17.43
Modified (1)	2,809	16.18
Vested and released	(1,337)	14.75
Forfeited	(136)	17.42
Outstanding at December 31, 2024	7,007	$17.43

(1)The settlement terms of 2.8 million stock-settled RSUs were modified from settlement in AAG common stock to settlement in cash. See table above for further discussion.
As of December 31, 2024, the liability related to CRSUs was $39 million, which will continue to be remeasured at fair value at each reporting date until all awards are vested. As of December 31, 2024, there was $77 million of unrecognized compensation cost related to CRSUs. These costs are expected to be recognized over a weighted average period of one year. The total cash paid for CRSUs vested during the year ended December 31, 2024 was $18 million.
For the years ended December 31, 2023 and 2022, CRSU award activity was nominal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
14. Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Year	Additions Charged to Statement of Operations Accounts	Deductions and Other	Balance at End of Year
Allowance for obsolescence of spare parts
Year ended December 31, 2024	$675	$94	$(24)	$745
Year ended December 31, 2023	566	83	26	675
Year ended December 31, 2022	588	82	(104)	566
15. Transactions with Related Parties
The following represents the net receivables (payables) from or to related parties (in millions):

	December 31,
	2024	2023
AAG (1)	$10,258	$9,144
AAG’s wholly-owned subsidiaries (2)	(2,071)	(2,074)
Total	$8,187	$7,070

(1)The increase in American’s net related party receivable from AAG is due in part to American providing the cash funding for AAG’s financing transactions.
(2)The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.
Pursuant to a capacity purchase agreement between American and AAG’s wholly-owned regional airlines operating as American Eagle, American purchases all of the capacity from these carriers and recognizes passenger revenue from flights operated by American Eagle. In 2024, 2023 and 2022, American recognized expense of approximately $2.9 billion, $2.7 billion and $2.5 billion, respectively, related to wholly-owned regional airline capacity purchase agreements.
16. Subsequent Event
On January 29, 2025, American Eagle flight 5342 was involved in a fatal accident in Washington, D.C. The Bombardier CRJ 700 aircraft operated by PSA was en route to Washington, D.C. from Wichita, Kansas when it was involved in a midair collision near Ronald Reagan Washington National Airport. American has industry standard insurance coverage for this incident, and is continuing its assessment of the impact on its business resulting from the accident.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to the company’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of December 31, 2024 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s principal executive officer, the Chief Executive Officer (CEO), and principal financial officer, the Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2024, there have been no changes in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Management assessed the effectiveness of AAG’s and American’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control – Integrated Framework (2013 Framework).

Based on our assessment and those criteria, AAG’s and American’s management concludes that AAG and American, respectively, maintained effective internal control over financial reporting as of December 31, 2024.
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

Opinion on Internal Control Over Financial Reporting
We have audited American Airlines Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ deficit for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
February 19, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
American Airlines, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited American Airlines, Inc. and subsidiaries’ (American) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, American maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of American as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/    KPMG LLP
Dallas, Texas
February 19, 2025

ITEM 9B.  OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of AAG securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
AAG and American have adopted an Amended and Restated Insider Trading Compliance Policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of our Amended and Restated Insider Trading Compliance Policy is filed as Exhibit 19.1 to this report.
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
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item will be set forth in the Proxy Statement under the captions “Information About the Board of Directors and Corporate Governance - Risk Assessment with Respect to Compensation Practices,” “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Report of the Compensation Committee of the Board of Directors” and is incorporated by reference into this Annual Report on Form 10-K.
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

3.3
Fourth Amended and Restated Bylaws of American Airlines Group Inc. (incorporated by reference to Exhibit 3.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (Commission File No. 1-8400)).

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

4.155
Amendment No. 1 to the Tax Benefit Preservation Plan, dated as of October 31, 2024, by and between American Airlines Group Inc. and Equiniti Trust Company, LLC, as rights agent. (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on November 1, 2024 (Commission File No. 1-8400)).

4.156
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

4.158
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

4.176
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

4.178	Form of 5.000% Senior Notes due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on May 21, 2019 (Commission File No. 1-8400)).

Exhibit Number	Description
4.179
Indenture, dated as of February 25, 2020, by and among American Airlines Group Inc., the Guarantor (as defined therein) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to AAG's Current Report on Form 8-K filed on February 26, 2020 (Commission File No. 1-8400)).

4.180	Form of 3.75% Senior Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.1 to AAG's Current Report on Form 8-K filed on February 26, 2020 (Commission File No. 1-8400)).
4.181
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

4.183	Form of 6.50% Convertible Senior Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.2 to AAG’s Current Report on Form 8-K filed on June 25, 2020 (Commission File No. 1-8400)).
4.184
Indenture, dated as of June 30, 2020, by and among American Airlines, Inc., American Airlines Group, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on July 2, 2020 (Commission File No. 1-8400)).

4.185	Form of 11.75% Senior Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on July 2, 2020 (Commission File Number 1-8400)).
4.186
Indenture (IP Notes), dated as of September 25, 2020, by and among American Airlines, Inc., American Airlines Group Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee (incorporated by reference to Exhibit 4.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).#

4.187
Form of 10.75%/12.00% PIK Senior Secured IP Notes due 2026 (incorporated by reference to Exhibit A to Exhibit 4.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).

4.188
Indenture (LGA/DCA Notes), dated as of September 25, 2020, by and among American Airlines, Inc., American Airlines Group Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee (incorporated by reference to Exhibit 4.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).#

4.189
Form of 10.75%/12.00% PIK Senior Secured Notes due 2026 (incorporated by reference to Exhibit A to Exhibit 4.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).

4.190
Warrant Agreement, dated as of April 20, 2020, between American Airlines Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 4.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).

4.191	Form of PSP1 Warrant (incorporated by reference to Annex B to Exhibit 4.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).
4.192
Warrant Agreement, dated as of September 25, 2020, between American Airlines Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 4.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).

4.193	Form of Treasury Loan Warrant (incorporated by reference to Annex B to Exhibit 4.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).
4.194
Warrant Agreement, dated as of January 15, 2021, between American Airlines Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 4.182 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).

4.195	Form of PSP2 Warrant (incorporated by reference to Annex B to Exhibit 4.182).
4.196
Warrant Agreement, dated as of April 23, 2021, between American Airlines Group Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 4.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission File No. 1-8400)).

4.197	Form of PSP3 Warrant (incorporated by reference to Annex B to Exhibit 4.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission File No. 1-8400)).
4.198
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

Exhibit Number	Description
4.200
Form of 5.75% Senior Secured Notes due 2029 (incorporated by reference as Exhibit A-2 to Exhibit 4.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).

4.201
Indenture, dated as of February 15, 2023, by and among American Airlines, Inc., American Airlines Group Inc. and Wilmington Trust, National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on February 15, 2023 (Commission File No. 1-8400)).

4.202	Form of 7.25% Senior Secured Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 of AAG’s Current Report on Form 8-K filed on February 15, 2023 (Commission File No. 1-8400)).
4.203
Indenture, dated as of December 4, 2023, by and among American Airlines, Inc., American Airlines Group Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on December 4, 2023 (Commission File No. 1-8400)).

4.204	Form of 8.50% Senior Secured Notes due 2029 (incorporated by reference to Exhibit A to Exhibit 4.1 of AAG’s Current Report on Form 8-K filed on December 4, 2023 (Commission File No. 1-8400)).
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

Exhibit Number	Description
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

10.24
Sixth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of December 10, 2018, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.24 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 1-8400).**

10.25
Seventh Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of November 8, 2019, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.10 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 1-8400)).**

10.26
Eighth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of January 29, 2020, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.3 to AAG’s quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400))**

10.27
Ninth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of March 13, 2023, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.4 to AAG’s quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (Commission File No. 1-8400))**

10.28
Tenth Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of June 4, 2024, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.2 to AAG’s quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (Commission File No. 1-8400))**

10.29
First Amendment and Restatement Agreement, dated as of May 21, 2015, in relation to the Credit and Guaranty Agreement, dated as of June 27, 2013 (as amended), among American Airlines Group Inc. (as successor in interest to US Airways Group, Inc.), American Airlines, Inc. (as successor in interest to US Airways, Inc.), the Revolving Lenders (as defined therein) party thereto, the 2015 Term Loan Lenders (as defined therein) party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-8400)).

10.30
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

10.31
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
10.32
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

10.33
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

10.34
Fifth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of December 10, 2018, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank PLC, as designated replacement term lender (incorporated by reference to Exhibit 10.31 to AGG’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 1-8500)).**

10.35
Sixth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of November 8, 2019, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank PLC, as designated replacement term lender (incorporated by reference to Exhibit 10.17 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 1-8400)).**

10.36
Seventh Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of February 15, 2023, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (Commission File No. 1-8400)).**

10.37
Eighth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of March 13, 2023, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (Commission File No. 1-8400)).**

10.38
Ninth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of June 4, 2024, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (Commission File No. 1-8400)).**

10.39
Tenth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of December 19, 2024, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on December 23, 2024 (Commission File No. 1-8400)).**

10.40
Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, certain other subsidiaries of American Airlines Group Inc., as guarantors, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and certain other parties thereto (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q filed on July 22, 2016 (Commission File No. 1-8400)).

10.41
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

10.42
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
10.43
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

10.44
Fourth Amendment to Credit and Guaranty Agreement, dated as of December 10, 2018, amending the Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, the lenders party thereto, Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.37 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 1-8400)).**

10.45
Fifth Amendment to Credit and Guaranty Agreement, dated as of November 8, 2019, amending the Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, the lenders party thereto, Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.23 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 1-8400)). *

10.46
Sixth Amendment to Credit and Guaranty Agreement, dated as of March 13, 2023, amending the Credit and Guaranty Agreement, dated as of April 29, 2016, among American Airlines, Inc. as borrower, American Airlines Group Inc., as parent and guarantor, the lenders party thereto, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (Commission File No. 1-8400)).**

10.47
Purchase Agreement No. 3219, dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.38 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.48
Supplemental Agreement No. 2, dated as of July 21, 2010, to Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.39 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.49
Supplemental Agreement No. 3, dated as of February 1, 2013, to Purchase Agreement No. 3219 between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.40 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.50
Supplemental Agreement No. 4, dated as of June 9, 2014, to Purchase Agreement No. 3219 between The Boeing Company and American Airlines, Inc. dated as of October 15, 2008, relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.41 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.51
Supplemental Agreement No. 5, dated as of January 20, 2015, to Purchase Agreement No. 3219 between The Boeing Company and American Airlines, Inc., dated as of October 15, 2008, relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.42 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.52
Supplemental Agreement No. 6, dated as of April 21, 2015, to Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company, dated as of October 15, 2008, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.43 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.53
Supplemental Agreement No. 7, dated as of September 12, 2016, to Purchase Agreement No. 3219 dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.44 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.54
Supplemental Agreement No. 8, dated as of January 26, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.45 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.55
Supplemental Agreement No. 9, dated as of April 24, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.46 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

Exhibit Number	Description
10.56
Supplemental Agreement No. 10, dated as of May 11, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.47 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.57
Supplemental Agreement No. 11, dated as of April 6, 2018, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-8400)).*

10.58
Supplemental Agreement No. 12, dated as of May 29, 2019, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (Commission File No. 1-8400)).**

10.59
Supplemental Agreement No. 13, dated as of August 20, 2019, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (Commission File No. 1-8400)).**

10.60
Supplemental Agreement No. 14, dated as of February 24, 2020, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).**

10.61
Supplemental Agreement No. 15, dated as of March 16, 2020, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).**

10.62
Supplemental Agreement No. 16, dated as of May 21, 2021, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission File No. 1-8400)).**

10.63
Supplemental Agreement No. 17, dated as of January 31, 2022, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission File No. 1-8400)).**

10.64
Supplemental Agreement No. 18, dated as of February 9, 2023, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (Commission File No. 1-8400)).**

10.65
Supplemental Agreement No. 19, dated as of April 23, 2023, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (Commission File No. 1-8400)).**

10.66
Supplemental Agreement No. 20, dated as of August 31, 2023, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (Commission File No. 1-8400)).**

10.67
Supplemental Agreement No. 21, dated as of February 15, 2024, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company. (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission File No. 1-8400)).**

10.68
A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S (incorporated by reference to Exhibit 10.46 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.69
Amendment No. 1, dated as of January 11, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011 (incorporated by reference to Exhibit 10.47 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.70
Amendment No. 2, dated as of May 30, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S, dated as of July 20, 2011 (incorporated by reference to Exhibit 10.48 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

Exhibit Number	Description
10.71
Amendment No. 3, dated as of November 20, 2013, to A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011 (incorporated by reference to Exhibit 10.49 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.72
Amendment No. 4, dated as of June 18, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.50 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.73
Amendment No. 5, dated as of June 24, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.51 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.74
Amendment No. 6, dated as of July 1, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.52 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.75
Amendment No. 7, dated as of November 25, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise (incorporated by reference to Exhibit 10.53 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.76
Amendment No. 8, dated as of June 11, 2015, to the A320 Family Aircraft Purchase Agreement between American Airlines, Inc. and Airbus S.A.S., dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.54 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.77
Amendment No. 9, dated as of September 23, 2015, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.55 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.78
Amendment No. 10, dated as of July 16, 2018, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.56 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.79
Amendment No. 11, dated as of June 19, 2019, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (Commission File No. 1-8400)).**

10.80
Amendment No. 12, dated as of June 26, 2020, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc. as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (Commission File No. 1-8400)).**

10.81
Amendment No. 13, dated as of July 13, 2020, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc. as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).**

10.82
Amendment No. 14, dated as of October 8, 2020, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc. as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise (incorporated by reference to Exhibit 10.60 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.83
Amendment No. 15, dated as of June 30, 2021, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc. as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission File No. 1-8400)).**

10.84
Amendment No. 16, dated as of March 2, 2024, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc. as buyer, dated as of July 20, 2011. (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission File No. 1-8400)).**

Exhibit Number	Description
10.85
Purchase Agreement No. 03735, dated as of February 1, 2013, between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.69 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.86
Supplemental Agreement No. 1, dated as of April 15, 2013, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.70 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.87
Supplemental Agreement No. 2, dated as of March 6, 2015, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.71 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.88
Supplemental Agreement No. 3, dated as of May 22, 2015, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.72 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.89
Letter Agreement, dated as of January 14, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.73 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.90
Supplemental Agreement No. 4, dated as of June 6, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.74 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.91
Supplemental Agreement No. 5, dated as of August 8, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.81 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 1-8400)).**

10.92
Supplemental Agreement No. 6, dated as of November 15, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.76 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.93
Supplemental Agreement No. 7, dated as of March 2, 2017, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.77 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.94
Supplemental Agreement No. 8, dated as of December 7, 2017, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.45 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 1-8400)).*

10.95
Supplemental Agreement No. 9, dated as of April 6, 2018, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-8400)).*

10.96
Supplemental Agreement No. 10, dated as of March 26, 2019, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (Commission File No. 1-8400)).**

10.97
Letter Agreement, dated as of September 4, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).**

10.98
Supplemental Agreement No. 11, dated as of October 9, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.74 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

Exhibit Number	Description
10.99
Supplemental Agreement No. 12, dated as of October 22, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.75 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.100
Supplemental Agreement No. 13, dated as of November 17, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.76 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.101
Supplemental Agreement No. 14, dated as of November 25, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.77 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.102
Supplemental Agreement No. 15, dated as of December 15, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.78 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.103
Amendment 1, dated as of December 31, 2020, to the Letter Agreement, dated as of September 4, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.79 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.104
Supplemental Agreement No. 16, dated as of January 14, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).**

10.105
Supplemental Agreement No. 17, dated as of February 11, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).**

10.106
Supplemental Agreement No. 18, dated as of March 12, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.7 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).**

10.107
Supplemental Agreement No. 19, dated as of April 8, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission File No. 1-8400)).**

10.108
Supplemental Agreement No. 20, dated as of November 12, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.92 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.109
Supplemental Agreement No. 21, dated as of January 14, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission File No. 1-8400)).**

10.110
Supplemental Agreement No. 22, dated as of January 31, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission File No. 1-8400)).**

10.111
Supplemental Agreement No. 23, dated as of May 5, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 1-8400)).**

10.112
Supplemental Agreement No. 24, dated as of June 6, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 1-8400)).**

Exhibit Number	Description
10.113
Supplemental Agreement No. 25, dated as of July 1, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (Commission File No. 1-8400)).**

10.113
Supplemental Agreement No. 26, dated as of August 1, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (Commission File No. 1-8400)).**

10.114
Supplemental Agreement No. 27, dated as of October 3, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and the Boeing Company (incorporated by reference to Exhibit 10.101 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2022 (Commission File No. 1-8400)).**

10.115
Supplemental Agreement No. 28, dated as of November 4, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and the Boeing Company (incorporated by reference to Exhibit 10.102 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2022 (Commission File No. 1-8400)).**

10.116
Supplemental Agreement No. 29, dated as of May 23, 2023, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and the Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (Commission File No. 1-8400)).**

10.117
Supplemental Agreement No. 30, dated as of June 2, 2023, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and the Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (Commission File No. 1-8400)).**

10.118
Supplemental Agreement No. 31, dated as of July 5, 2023, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and the Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (Commission File No. 1-8400)).**

10.119
Supplemental Agreement No. 32, dated as of March 4, 2024, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission File No. 1-8400)).**

10.120
Supplemental Agreement No. 33 to Purchase Agreement No. 03735, dated as of August 21, 2024, between The Boeing Company and American Airlines, Inc. Relating to Boeing Model 737 MAX Aircraft (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (Commission File No. 1-8400)).**

10.121
Consent Agreement, dated as of October 5, 2015, between American Airlines, Inc. (as successor in interest to US Airways, Inc.), American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.95 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400))**

10.122
Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.127 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.123
Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.128 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.124
Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc. Participating in the Super Saver Plus Plan, as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.129 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.125	American Airlines Group Inc. 2013 Incentive Award Plan (incorporated by reference to Exhibit 4.1 of AAG’s Form S-8 Registration Statement, filed on December 4, 2013 (Registration No. 333-192660)).†
10.126
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
10.131
2014 Short-Term Incentive Program Under 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).†

10.132	American Airlines Group Inc. 2023 Incentive Award Plan (incorporated by reference to Exhibit 99.1 of AAG’s Form S-8 Registration Statement, filed on May 10, 2023 (Registration No. 333-271802)).†
10.133
Form of American Airlines Group Inc. 2023 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.122 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 1-8400)).†

10.134
Form of Letter Agreement for Directors Travel Program (incorporated by reference to Exhibit 10.106 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†

10.135
Amended and Restated Employment Agreement, dated as of November 28, 2007, among US Airways Group, US Airways, Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on November 29, 2007 (Commission File No. 1-8444)).†

10.136
Form of Letter Agreement, dated April 25, 2017, by and between American Airlines Group Inc. and each of Robert D. Isom, Jr., Stephen L. Johnson and Derek J. Kerr (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on May 1, 2017 (Commission File No. 1-8400)).†

10.137
Letter Agreement, dated as of April 28, 2016, between American Airlines Group Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on April 29, 2016 (Commission File No. 1-8400)).†

10.138
Payroll Support Program 3 Agreement, dated as of April 23, 2021, between American Airlines, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission File No. 1-8400)).

10.139
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

10.140
Term Loan Credit and Guaranty Agreement, dated as of March 24, 2021, among American Airlines, Inc., AAdvantage Loyalty IP Ltd., American Airlines Group Inc., AAdvantage Holdings 1, Ltd., AAdvantage Holdings 2, Ltd., Barclays Bank PLC, as administrative agent, Wilmington Trust, National Association, as collateral administrator, and the lenders party thereto (incorporated by reference as Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).#

10.141
Severance Agreement and Restrictive Covenants Agreement, dated as of September 20, 2023, among American Airlines Group, Inc., American Airlines, Inc. and Robert D. Isom (incorporated by reference to Exhibit 10.130 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 1-8400)).†

10.142
Severance Agreement and Restrictive Covenants Agreement, dated as of September 20, 2023, among American Airlines Group, Inc., American Airlines, Inc. and Stephen L. Johnson (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission File No. 1-8400)).†

10.143
Severance Agreement and Restrictive Covenants Agreement, dated as of September 20, 2023, among American Airlines Group, Inc., American Airlines, Inc. and David G. Seymour (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (Commission File No. 1-8400)).†

10.144
Severance Agreement and Restrictive Covenants Agreement, dated as of February 21, 2024, among American Airlines Group, Inc., American Airlines, Inc. and Devon May. (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission File No. 1-8400)). †

10.145
Severance Agreement, dated as of July 11, 2024, among American Airlines Group, Inc., American Airlines, Inc. and Vasu Raja (incorporated by reference to Exhibit 99.1 to AAG’s Current Report on Form 8-K filed on July 12, 2024 (Commission File No. 1-8400)). †

Exhibit Number	Description
10.146
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

10.147
First Amendment to Credit and Guaranty Agreement, dated as of June 4, 2024, amending the Credit and Guaranty Agreement, dated as of December 4, 2023, among American Airlines, Inc., as the borrower, American Airlines Group Inc., as parent and guarantor, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and certain other parties from time to time party thereto (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (Commission File No. 1-8400)).**

10.148
Second Amendment to Credit and Guaranty Agreement, dated as of June 4, 2024, amending the Credit and Guaranty Agreement, dated as of December 4, 2023, among American Airlines, Inc., as the borrower, American Airlines Group Inc., as parent and guarantor, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and certain other parties from time to time party thereto (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (Commission File No. 1-8400)).**

10.149
Third Amendment to Credit and Guaranty Agreement, dated as of December 23, 2024, amending the Credit and Guaranty Agreement, dated as of December 4, 2023, among American Airlines, Inc., as the borrower, American Airlines Group Inc., as parent and guarantor, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and certain other parties from time to time party thereto (incorporated by reference to Exhibit 10.2 to AAG’s Current Report on Form 8-K filed on December 23, 2024 (Commission File No. 1-8400))**

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).
19.1	American Airlines Group Inc. Amended and Restated Insider Trading Compliance Policy
21.1	Significant subsidiaries of AAG and American as of December 31, 2024.
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.
24.1	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
97.1
American Airlines Group Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to AAG’s Annual Report on form 10-K filed on December 31, 2023 (Commission File No.1-8400)).

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

American Airlines Group Inc.
Date: February 19, 2025	By:	/s/ Robert D. Isom
Robert D. Isom
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.
Date: February 19, 2025	By:	/s/ Robert D. Isom
Robert D. Isom
Chief Executive Officer and President
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Robert D. Isom and Devon E. May and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines Group Inc. and in the capacities and on the dates noted:

Date: February 19, 2025	/s/ Robert D. Isom
Robert D. Isom
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: February 19, 2025	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 19, 2025	/s/ Angela K. Owens
Angela K. Owens
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Date: February 19, 2025	/s/ Adriane M. Brown
Adriane M. Brown, Director

Date: February 19, 2025	/s/ John T. Cahill
John T. Cahill, Director

Date: February 19, 2025	/s/ Michael J. Embler
Michael J. Embler, Director

Date: February 19, 2025	/s/ Matthew J. Hart
Matthew J. Hart, Director

Date: February 19, 2025	/s/ Susan D. Kronick
Susan D. Kronick, Director

Date: February 19, 2025	/s/ Martin H. Nesbitt
Martin H. Nesbitt, Director

Date: February 19, 2025	/s/ Denise M. O’Leary
Denise M. O’Leary, Director

Date: February 19, 2025	/s/ Vicente Reynal
Vicente Reynal, Director

Date: February 19, 2025	/s/ Gregory D. Smith
Gregory D. Smith, Chairman

Date: February 19, 2025	/s/ Douglas M. Steenland
Douglas M. Steenland, Director

Date: February 19, 2025	/s/ Howard Ungerleider
Howard Ungerleider, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines, Inc. and in the capacities and on the dates noted:

Date: February 19, 2025	/s/ Robert D. Isom
Robert D. Isom
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: February 19, 2025	/s/ Devon E. May
Devon E. May
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)

Date: February 19, 2025	/s/ Angela K. Owens
Angela K. Owens
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Date: February 19, 2025	/s/ Stephen L. Johnson
Stephen L. Johnson, Director