Form 10-Q
period 2025-03-31
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2025-04-24
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025

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
As of April 17, 2025, there were 659,512,341 shares of American Airlines Group Inc. common stock outstanding.
As of April 17, 2025, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2025

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
Note Concerning Forward-Looking Statements
Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Securities Act of 1933, as amended (the Securities Act), the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “forecast” and other similar words. Such statements include, but are not limited to, statements about our plans, objectives, expectations, intentions, estimates and strategies for the future, and other statements that are not historical facts. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to:
•downturns in economic conditions;
•our inability to obtain sufficient financing or other capital to operate successfully;
•our high level of debt and other obligations;
•our significant pension and other postretirement benefit funding obligations;
•any deterioration of our financial condition;
•any loss of key personnel, or our inability to attract, develop and retain additional qualified personnel;
•changing economic, geopolitical, commercial, regulatory and other conditions beyond our control, including the recently announced tariffs and other global events that affect travel behavior;
•changes in current legislation, regulations and economic conditions regarding federal governmental tariffs, the implementation of federal government budget cuts and the potential that any of the foregoing affects the demand for, or restricts the use of, travel by government employees and their families or private sector enterprises that contract or otherwise interface with the federal government;
•the intensely competitive and dynamic nature of the airline industry;
•union disputes, employee strikes and other labor-related disruptions;
•problems with any of our third-party regional operators or third-party service providers;
•any damage to our reputation or brand image;
•losses and adverse publicity stemming from any public incidents involving our company, our people or our brand;
•changes to our business model that may not be successful and may cause operational difficulties or decreased demand;
•our inability to protect our intellectual property rights, particularly our branding rights;
•litigation in the normal course of business or otherwise;
•our inability to use net operating losses and other carryforwards;
•any new U.S. and international tax legislation;
•any impairment of goodwill and intangible assets or long-lived assets;
•any inability of our commercial relationships with other companies to produce the returns or results we expect;

•our dependence on price and availability of aircraft fuel;
•extensive government regulation and compliance risks;
•economic and political instability outside of the U.S. where we have significant operations;
•ongoing security concerns due to conflicts, terrorist attacks or other acts of violence, domestically or abroad;
•climate change;
•environmental and social matters, and compliance risks with environmental, health and noise regulations;
•a shortage of pilots;
•our dependence on a limited number of suppliers for aircraft, aircraft engines and parts;
•any failure of technology and automated systems, including artificial intelligence, that we rely on to operate our business;
•evolving data privacy requirements, risks from cyberattacks and data privacy incidents, and compliance risks with regulations related therewith;
•any inability to effectively manage the costs, rights and functionality of third-party distribution channels;
•any inability to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots;
•interruptions or disruptions in service at one or more of our key facilities;
•increases in insurance costs or reductions in insurance coverage;
•heavy taxation in the airline industry;
•risks related to ownership of AAG common stock and convertible notes; and
other risks as described in Part I, Item 1A. Risk Factors in our 2024 Form 10-K, Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other risks and uncertainties listed from time to time in our filings with the Securities and Exchange Commission (the SEC).
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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating revenues:
Passenger	$11,391	$11,458
Cargo	189	187
Other	971	925
Total operating revenues	12,551	12,570
Operating expenses:
Aircraft fuel and related taxes	2,587	2,980
Salaries, wages and benefits	4,222	3,867
Regional expenses	1,351	1,201
Maintenance, materials and repairs	922	884
Other rent and landing fees	826	819
Aircraft rent	297	328
Selling expenses	450	408
Depreciation and amortization	468	470
Special items, net	70	70
Other	1,628	1,536
Total operating expenses	12,821	12,563
Operating income (loss)	(270)	7
Nonoperating income (expense):
Interest income	94	118
Interest expense, net	(428)	(497)
Other expense, net	(44)	(41)
Total nonoperating expense, net	(378)	(420)
Loss before income taxes	(648)	(413)
Income tax benefit	(175)	(101)
Net loss	$(473)	$(312)

Loss per common share:
Basic and Diluted	$(0.72)	$(0.48)
Weighted average shares outstanding (in thousands):
Basic and Diluted	658,880	655,847

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(473)	$(312)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	18	19
Investments	—	(2)
Total other comprehensive income, net of tax	18	17
Total comprehensive loss	$(455)	$(295)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$835	$804
Short-term investments	6,631	6,180
Restricted cash and short-term investments	647	732
Accounts receivable, net	1,928	2,006
Aircraft fuel, spare parts and supplies, net	2,653	2,638
Prepaid expenses and other	909	794
Total current assets	13,603	13,154
Operating property and equipment
Flight equipment	43,738	43,521
Ground property and equipment	10,306	10,202
Equipment purchase deposits	1,063	1,012
Total property and equipment, at cost	55,107	54,735
Less accumulated depreciation and amortization	(23,792)	(23,608)
Total property and equipment, net	31,315	31,127
Operating lease right-of-use assets	7,442	7,333
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $843 and $841, respectively	2,042	2,044
Deferred tax asset	2,655	2,485
Other assets	1,461	1,549
Total other assets	10,249	10,169
Total assets	$62,609	$61,783
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$4,729	$5,322
Accounts payable	3,114	2,455
Accrued salaries and wages	1,827	2,150
Air traffic liability	8,932	6,759
Loyalty program liability	3,663	3,556
Operating lease liabilities	1,096	1,092
Other accrued liabilities	2,751	2,961
Total current liabilities	26,112	24,295
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	24,713	25,154
Pension and postretirement benefits	1,869	2,128
Loyalty program liability	6,708	6,498
Operating lease liabilities	6,062	5,976
Other liabilities	1,653	1,709
Total noncurrent liabilities	41,005	41,465
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 659,481,003 shares issued and outstanding at March 31, 2025; 657,566,166 shares issued and outstanding at December 31, 2024	7	7
Additional paid-in capital	7,348	7,424
Accumulated other comprehensive loss	(4,547)	(4,565)
Retained deficit	(7,316)	(6,843)
Total stockholders’ deficit	(4,508)	(3,977)
Total liabilities and stockholders’ equity (deficit)	$62,609	$61,783
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$2,456	$2,180
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(824)	(824)
Purchases of short-term investments	(1,806)	(3,287)
Sales of short-term investments	1,349	2,585
Decrease in restricted short-term investments	85	12
Other investing activities	(8)	(2)
Net cash used in investing activities	(1,204)	(1,516)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(1,362)	(873)
Proceeds from issuance of long-term debt	325	248
Other financing activities	(186)	(17)
Net cash used in financing activities	(1,223)	(642)
Net increase in cash and restricted cash	29	22
Cash and restricted cash at beginning of period	902	681
Cash and restricted cash at end of period (1)	$931	$703

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$350	$320
Property and equipment acquired through finance leases and other	73	120
Finance leases converted to operating leases	45	30
Operating leases converted to finance leases	—	51
Supplemental information:
Interest paid, net	524	557
Income taxes paid	4	5

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$835	$604
Restricted cash included in restricted cash and short-term investments	96	99
Total cash and restricted cash	$931	$703
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2024	$7	$7,424	$(4,565)	$(6,843)	$(3,977)
Net loss	—	—	—	(473)	(473)
Other comprehensive income, net	—	—	18	—	18
Settlement of PSP1 and Treasury Loan Warrants (see Note 3)	—	(79)	—	—	(79)
Issuance of 1,914,837 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Share-based compensation expense	—	16	—	—	16
Balance at March 31, 2025	$7	$7,348	$(4,547)	$(7,316)	$(4,508)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2023	$7	$7,374	$(4,894)	$(7,689)	$(5,202)
Net loss	—	—	—	(312)	(312)
Other comprehensive income, net	—	—	17	—	17
Issuance of 1,772,443 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(11)	—	—	(11)
Share-based compensation expense	—	28	—	—	28
Modification of share-based awards	—	(20)	—	—	(20)
Balance at March 31, 2024	$7	$7,371	$(4,877)	$(8,001)	$(5,500)
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
1. Basis of Presentation
(a) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines Group Inc. (we, us, our and similar terms, or AAG) should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024. The accompanying unaudited condensed consolidated financial statements include the accounts of AAG and its wholly-owned subsidiaries. AAG’s principal subsidiary is American Airlines, Inc. (American). All significant intercompany transactions have been eliminated.
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
(b) Operating Property and Equipment
Effective January 1, 2025, we adjusted the estimated useful lives of our mainline and regional aircraft, engines and related rotable parts by three years to align with the extended lives of aircraft included in our long-term fleet plan. In conjunction with this change, we also reduced the salvage values for most of these assets from 10% to 5% of original cost to more closely reflect the estimated value at the end of the useful life. Accordingly, the estimated useful lives for the principal property and equipment classification are as follows:

Principal Property and Equipment Classification	Estimated Useful Life
Aircraft, engines and related rotable parts	20 – 33 years
The effect of these changes did not have a material impact to depreciation and amortization expense in the condensed consolidated statement of operations for the three months ended March 31, 2025.
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Labor contract expenses (1)	$31	$57
Litigation reserve adjustments	30	—
Severance expenses	4	13
Other operating special items, net	5	—
Mainline operating special items, net	70	70

Mark-to-market adjustments on equity investments, net (2)	29	46
Debt refinancing and extinguishment	19	—
Nonoperating special items, net	48	46

(1)Labor contract expenses for the three months ended March 31, 2025 included a one-time charge for adjustments to vacation accruals resulting from pay rate increases effective January 1, 2025, related to the ratification of the contract extension in the fourth quarter of 2024 with our mainline maintenance and fleet service team members.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Labor contract expenses for the three months ended March 31, 2024 included one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline passenger service team members, including a one-time signing bonus.
(2)Mark-to-market adjustments on equity investments, net included unrealized gains and losses associated with certain equity investments.
3. Loss Per Common Share
The following table provides the computation of basic and diluted loss per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic and diluted EPS:
Net loss	$(473)	$(312)
Weighted average common shares outstanding (in thousands)	658,880	655,847
Basic and diluted EPS	$(0.72)	$(0.48)
The following were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
6.50% convertible senior notes	61,728	61,728
Restricted stock unit awards	1,836	4,318
In addition, for the three months ended March 31, 2025 and 2024, excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are certain shares underlying the warrants issued pursuant to (i) the payroll support program established under the Coronavirus Aid, Relief, and Economic Security Act (PSP1 Warrants), (ii) the payroll support program established under the Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP2 Warrants), (iii) the payroll support program established under the American Rescue Plan Act of 2021 (PSP3 Warrants) and (iv) the Loan and Guarantee Agreement with the U.S. Department of Treasury (Treasury Loan Warrants).
During the first three months of 2025, all of the PSP1 Warrants and Treasury Loan Warrants, 14.0 million shares and 4.4 million shares, respectively, were exercised at an exercise price of $12.51 per share and net settled in cash for $79 million.
The table below provides a summary of the warrants outstanding as of March 31, 2025:

Warrants	Warrants Issued (shares, in thousands) (1)	Exercise Price ($)	Expiration
PSP2 Warrants	6,576	15.66	January 2026 to April 2026
PSP3 Warrants	4,407	21.75	April 2026 to June 2026

(1)The PSP2 Warrants and PSP3 Warrants are subject to certain anti-dilution provisions, do not have any voting rights and are freely transferable, with registration rights. Each warrant will be exercisable either through net share settlement or cash, at our option. The warrants were issued solely as compensation to the U.S. Government related to entry into the payroll support program agreements. No separate proceeds (apart from the financial assistance previously received in 2021 and 2020) were received upon issuance of the warrants or will be received upon exercise thereof.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
4. Revenue Recognition
Revenue
The following are the significant categories comprising our operating revenues (in millions):

	Three Months Ended March 31,
	2025	2024
Passenger revenue:
Passenger travel	$10,475	$10,582
Loyalty revenue - travel (1)	916	876
Total passenger revenue	11,391	11,458
Cargo	189	187
Other:
Loyalty revenue - marketing services	823	786
Other revenue	148	139
Total other revenue	971	925
Total operating revenues	$12,551	$12,570

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2025	2024
Domestic	$8,127	$8,262
Latin America	1,906	1,902
Atlantic	965	992
Pacific	393	302
Total passenger revenue	$11,391	$11,458
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

	March 31, 2025	December 31, 2024
	(In millions)
Loyalty program liability	$10,371	$10,054
Air traffic liability	8,932	6,759
Total	$19,303	$16,813

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2024	$10,054
Deferral of revenue	1,204
Recognition of revenue (1)	(887)
Balance at March 31, 2025 (2)	$10,371

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as the AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of March 31, 2025, our current loyalty program liability was $3.7 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the three months ended March 31, 2025, $3.9 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2025	December 31, 2024
Secured
2013 Term Loan Facility, variable interest rate of 6.57%, installments until due in February 2028	$980	$980
2014 Term Loan Facility, variable interest rate of 6.17%, installments until due in January 2027	1,159	1,171
2023 Term Loan Facility, variable interest rate of 6.51%, installments until due in June 2029	1,089	1,089
10.75% senior secured IP notes, interest only payments until due in February 2026	524	781
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	105	156
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes, interest only payments until due in May 2029	1,000	1,000
5.50% senior secured notes, installments until due in April 2026 (1)	1,458	1,750
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 6.55%, installments until due in April 2028 (1)	2,275	2,450
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 3.80%, maturing from 2025 to 2034	6,894	7,271
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 6.94%, averaging 6.02%, maturing from 2025 to 2037	4,325	4,094
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	880	880
	24,439	25,372
Unsecured
PSP1 Promissory Note, interest only payments until due in April 2030	1,757	1,757
PSP2 Promissory Note, interest only payments until due in January 2031	1,030	1,030
PSP3 Promissory Note, interest only payments until due in April 2031	959	959
6.50% convertible senior notes, interest only payments until due in July 2025	1,000	1,000
	4,746	4,746
Total long-term debt	29,185	30,118
Less: Total unamortized debt discount, premium and issuance costs	328	305
Less: Current maturities	4,640	5,196
Long-term debt, net of current maturities	$24,217	$24,617

(1)Collectively referred to as the AAdvantage Financing.
As of March 31, 2025, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility (1)	$500
2014 Revolving Facility (1)	1,500
2023 Revolving Facility (1)	890
Other facilities (2)	400
Total	$3,290

(1)On April 21, 2025, the aggregate revolving commitments under the 2013, 2014 and 2023 Revolving Facilities were increased from $2.9 billion to $3.0 billion. No other terms were changed and there were no borrowings outstanding under the facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
(2)Includes a revolving credit facility that provides for borrowing capacity of up to $350 million, maturing in March 2027 with an option to extend for an additional year. As of March 31, 2025, there were no amounts drawn under this facility. Additionally, American currently has $50 million of available borrowing base under a cargo receivables facility that is set to expire in December 2025.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
AAdvantage Term Loan Facility
On March 24, 2025, American and AAdvantage Loyalty IP Ltd. entered into a second amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Second Amendment). As a result of the Second Amendment, the term loans outstanding with a principal amount of approximately $2.3 billion were replaced with new term loans in the same principal amount. The terms of the new term loans are substantially similar to the prior term loans; however, the new term loans bear interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 1.25% per annum or, at American’s option, the Secured Overnight Financing Rate (SOFR) for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 2.25% per annum. Additionally, the scheduled quarterly principal amortization amount was reduced to 0.25% of the principal amount of term loans outstanding as of March 24, 2025 (approximately $6 million each quarter), payable beginning in July 2025, and the remaining balance is due at maturity in April 2028. Pursuant to the Second Amendment, the new term loans are not subject to a cost spread adjustment.
6.50% Convertible Senior Notes
At March 31, 2025, the if-converted value of the 6.50% convertible senior notes due 2025 (the Convertible Notes) did not exceed the principal amount. The last reported sale price per share of our common stock (as defined in the indenture governing our Convertible Notes, the Convertible Notes Indenture) did not exceed 130% of the conversion price of the Convertible Notes for at least 20 of the 30 consecutive trading days ending on March 31, 2025. Pursuant to the terms of the Convertible Notes Indenture, the holders of the Convertible Notes can convert at their option beginning April 1, 2025, until the close of business on the scheduled trading day immediately before the maturity date, July 1, 2025, of the Convertible Notes. Each $1,000 principal amount of Convertible Notes is convertible at a rate of 61.7284 shares of AAG common stock, subject to adjustment as provided in the Convertible Notes Indenture.
On March 27, 2025, we provided notice to the holders of our Convertible Notes that we will settle our Convertible Notes at their upcoming maturity in cash (including any conversions up to a price per share of AAG common stock of approximately $22.00). We changed the default settlement method applicable to conversions of the Convertible Notes to provide that no shares of AAG common stock will be due upon settlement of the conversion of any Convertible Note (and, accordingly, such conversion will be settled entirely in cash) if the volume-weighted average price per share of AAG common stock does not exceed approximately $22.00 on any trading day of the 20 trading day “observation period” over which the consideration due upon conversion is calculated and determined.
Equipment Loans and Other Notes Payable Issued in 2025
During the first three months of 2025, American entered into agreements under which it borrowed $368 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2036 through 2037 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 6.15% as of March 31, 2025.
Other Financing Activities
In the first quarter of 2025, American prepaid $144 million of the outstanding principal amount of equipment notes issued under an EETC and this amount was applied to repay the related trust certificates. Additionally, American prepaid $308 million toward portions of the outstanding principal amounts of the 10.75% senior secured IP notes and 10.75% senior secured LGA/DCA notes.

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
7. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2025.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2025
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$232	$232	$—	$—
Corporate obligations	3,789	—	3,789	—
Bank notes/certificates of deposit/time deposits	2,135	—	2,135	—
Repurchase agreements	475	—	475	—
	6,631	232	6,399	—
Restricted cash and short-term investments (1), (3)	647	312	335	—
Long-term investments (4)	132	132	—	—
Total	$7,410	$676	$6,734	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)Our short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations and collateral associated with the payment of interest for the AAdvantage Financing. Restricted short-term investments mature in one year or less except for $151 million as of March 31, 2025.
(4)Long-term investments primarily include our equity investment in China Southern Airlines Company Limited (China Southern Airlines). See Note 8 for further information on our equity investments.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Convertible Notes, which would have been classified as Level 2, was $1.0 billion and $1.2 billion as of March 31, 2025 and December 31, 2024, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	March 31, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$28,857	$28,538	$—	$25,213	$3,325

	December 31, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$29,813	$30,010	$—	$26,402	$3,608
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
Our equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$258	$253
China Southern Airlines	Fair Value	1.5%	1.5%	123	142
Other investments (1)	Various			112	120
Total				$493	$515

(1)Primarily includes our investment in JetSMART Holdings Limited, which is accounted for under the equity method.
9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2025	2024	2025	2024
Service cost	$1	$—	$6	$8
Interest cost	183	181	18	17
Expected return on assets	(232)	(244)	(2)	(2)
Amortization of:
Prior service cost	—	—	4	3
Unrecognized net loss (gain)	24	27	(6)	(6)
Net periodic benefit cost (income)	$(24)	$(36)	$20	$20
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other expense, net in the condensed consolidated statements of operations.
During the first three months of 2025, we made required contributions of $222 million to our defined benefit pension plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Income Tax Provision (1)		Total
Balance at December 31, 2024	$(2,959)	$(1,606)		$(4,565)
Amounts reclassified from AOCI	22	(4)	(2)	18
Net current-period other comprehensive income (loss)	22	(4)		18
Balance at March 31, 2025	$(2,937)	$(1,610)		$(4,547)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net loss until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax benefit on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2025	2024
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$4	$3	Nonoperating other expense, net
Actuarial loss	14	16	Nonoperating other expense, net
Total reclassifications for the period, net of tax	$18	$19
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
Regional expenses for each of the three months ended March 31, 2025 and 2024 include $79 million of depreciation and amortization and $2 million of aircraft rent.
During the three months ended March 31, 2025 and 2024, we recognized $168 million and $149 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.
12. Legal Proceedings
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice, joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against AAG and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the District of Massachusetts alleging that AAG and JetBlue violated U.S. antitrust law in connection with the previously disclosed Northeast Alliance arrangement (NEA). On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining AAG and JetBlue from continuing and further implementing the NEA. In June 2023, JetBlue delivered a notice of termination of the NEA, effective July 29, 2023, and the carriers have substantially completed wind-down activities. Following written submissions by the parties and a hearing on July 26, 2023, the U.S. District Court for the District of Massachusetts entered a Final Judgment and Order Entering Permanent Injunction on July 28, 2023. The parties are complying with the terms of the Final Judgment and Order Entering Permanent Injunction, including by completing wind-down activities related to the NEA. AAG filed a notice of appeal to the U.S. Court of Appeals for the First Circuit on September 25, 2023. The First Circuit affirmed the District Court’s decision on November 8, 2024. AAG filed a petition for writ of certiorari to the U.S. Supreme Court on February 27, 2025, and the petition remains pending.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Private Party Antitrust Actions Related to the Northeast Alliance. On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against AAG and JetBlue in the U.S. District Court for the Eastern District of New York alleging that AAG and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against AAG and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. In March 2023, AAG filed a motion in the U.S. District Court for the District of Massachusetts case asking to transfer the case to the U.S. District Court for the Eastern District of New York and consolidate it with the cases pending in that venue. The U.S. District Court for the District of Massachusetts granted that motion. The remaining cases were consolidated with the other actions in the Eastern District of New York. In June 2023, the private party plaintiffs filed a second amended consolidated complaint, followed by a third amended complaint filed in August 2023. In September 2023, AAG, together with JetBlue, filed a motion to dismiss the third amended complaint. In September 2024, the court denied that motion. AAG and JetBlue filed answers to the private party plaintiffs’ third amended complaint in October 2024, and the parties are now engaged in discovery. We believe these lawsuits are without merit and are defending against them vigorously.
Securities and Stockholder Derivative Litigation. On July 18, 2024, AAG and certain of its current and former officers were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of Texas, captioned Qawasmi v. American Airlines Group Inc., et al. The Qawasmi plaintiff purports to represent investors who acquired AAG securities between January 25, 2024 and May 28, 2024. On August 28, 2024, AAG and certain of its current and former officers were named as defendants in a second putative class action lawsuit filed in the same court, captioned Thornburg v. American Airlines Group Inc., et al. The Thornburg plaintiff purports to represent investors who acquired AAG securities between July 20, 2023 and May 28, 2024. Both the Qawasmi and Thornburg complaints assert violations of Sections 10(b) and 20(a) of the Exchange Act based on allegations that, during the relevant periods, AAG misrepresented and/or omitted material facts related to its financial outlook and certain commercial initiatives. On September 16, 2024, certain purported AAG investors moved for consolidation of the Qawasmi and Thornburg actions as well as appointment as lead plaintiff. On November 22, 2024, the Qawasmi and Thornburg complaints were consolidated into a single action bearing the caption In re American Airlines Group Inc. Securities Litigation. The court also appointed co-lead plaintiffs and lead counsel to represent the putative class in the consolidated action. Plaintiffs filed a consolidated complaint on January 21, 2025, and an amended consolidated complaint on March 19, 2025. The consolidated complaint makes similar factual allegations to the prior complaints regarding AAG’s financial outlook and certain commercial initiatives. AAG and the individual defendants filed a joint motion to dismiss on March 21, 2025. Plaintiffs’ response is due by April 25, 2025 and AAG’s reply is then due by May 23, 2025.
Additionally, on September 19, 2024, certain of AAG’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit (in which AAG is a nominal defendant) filed in the United States District Court for the Northern District of Texas, captioned Hollin v. Isom, et al. The Hollin complaint asserts violations of Section 10(b) of the Exchange Act, breach of fiduciary duty, and claims for unjust enrichment and corporate waste. On September 26, 2024, a second derivative complaint was filed in the same court, similarly naming certain of AAG’s current and former directors and officers (as well as AAG as a nominal defendant), captioned Leon v. Isom, et al. The Leon complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duty, claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and a claim for contribution. The Hollin and Leon complaints generally allege the same purported misconduct as alleged in the securities class actions. On November 25, 2024, the Hollin and Leon complaints were consolidated into a single action bearing the caption In re American Airlines Group Inc. Stockholder Derivative Action. The derivative actions are currently stayed pending resolution of the securities class action. We believe both the securities class action and shareholder derivative lawsuit are without merit and intend to defend against them vigorously.
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

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating revenues:
Passenger	$11,391	$11,458
Cargo	189	187
Other	969	924
Total operating revenues	12,549	12,569
Operating expenses:
Aircraft fuel and related taxes	2,587	2,980
Salaries, wages and benefits	4,220	3,865
Regional expenses	1,349	1,197
Maintenance, materials and repairs	922	884
Other rent and landing fees	826	819
Aircraft rent	297	328
Selling expenses	450	408
Depreciation and amortization	467	468
Special items, net	70	70
Other	1,629	1,537
Total operating expenses	12,817	12,556
Operating income (loss)	(268)	13
Nonoperating income (expense):
Interest income	236	262
Interest expense, net	(452)	(520)
Other expense, net	(44)	(41)
Total nonoperating expense, net	(260)	(299)
Loss before income taxes	(528)	(286)
Income tax benefit	(144)	(70)
Net loss	$(384)	$(216)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(384)	$(216)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	18	19
Investments	—	(2)
Total other comprehensive income, net of tax	18	17
Total comprehensive loss	$(366)	$(199)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$829	$795
Short-term investments	6,629	6,177
Restricted cash and short-term investments	647	732
Accounts receivable, net	1,878	1,977
Receivables from related parties, net	8,439	8,187
Aircraft fuel, spare parts and supplies, net	2,499	2,476
Prepaid expenses and other	793	675
Total current assets	21,714	21,019
Operating property and equipment
Flight equipment	43,382	43,158
Ground property and equipment	9,799	9,709
Equipment purchase deposits	1,063	1,012
Total property and equipment, at cost	54,244	53,879
Less accumulated depreciation and amortization	(23,248)	(23,060)
Total property and equipment, net	30,996	30,819
Operating lease right-of-use assets	7,385	7,274
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $843 and $841, respectively	2,042	2,044
Deferred tax asset	2,207	2,068
Other assets	1,344	1,440
Total other assets	9,684	9,643
Total assets	$69,779	$68,755
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$3,726	$4,326
Accounts payable	3,031	2,372
Accrued salaries and wages	1,666	1,995
Air traffic liability	8,932	6,759
Loyalty program liability	3,663	3,556
Operating lease liabilities	1,086	1,082
Other accrued liabilities	2,629	2,812
Total current liabilities	24,733	22,902
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	20,969	21,410
Pension and postretirement benefits	1,857	2,115
Loyalty program liability	6,708	6,498
Operating lease liabilities	6,014	5,926
Other liabilities	1,614	1,670
Total noncurrent liabilities	37,162	37,619
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,424	17,408
Accumulated other comprehensive loss	(4,659)	(4,677)
Retained deficit	(4,881)	(4,497)
Total stockholder’s equity	7,884	8,234
Total liabilities and stockholder’s equity	$69,779	$68,755
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$2,348	$2,155
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(805)	(815)
Purchases of short-term investments	(1,806)	(3,285)
Sales of short-term investments	1,349	2,585
Decrease in restricted short-term investments	85	12
Other investing activities	(8)	(2)
Net cash used in investing activities	(1,185)	(1,505)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(1,362)	(870)
Proceeds from issuance of long-term debt	325	248
Other financing activities	(94)	(7)
Net cash used in financing activities	(1,131)	(629)
Net increase in cash and restricted cash	32	21
Cash and restricted cash at beginning of period	893	670
Cash and restricted cash at end of period (1)	$925	$691

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$349	$317
Property and equipment acquired through finance leases and other	71	120
Finance leases converted to operating leases	45	30
Operating leases converted to finance leases	—	51
Supplemental information:
Interest paid, net	473	497
Income taxes paid	4	5

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$829	$592
Restricted cash included in restricted cash and short-term investments	96	99
Total cash and restricted cash	$925	$691
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2024	$—	$17,408	$(4,677)	$(4,497)	$8,234
Net loss	—	—	—	(384)	(384)
Other comprehensive income, net	—	—	18	—	18
Share-based compensation expense	—	15	—	—	15
Intercompany equity transfer	—	1	—	—	1
Balance at March 31, 2025	$—	$17,424	$(4,659)	$(4,881)	$7,884

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2023	$—	$17,335	$(4,999)	$(5,759)	$6,577
Net loss	—	—	—	(216)	(216)
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	27	—	—	27
Modification of share-based awards	—	(20)	—	—	(20)
Intercompany equity transfer	—	1	—	—	1
Balance at March 31, 2024	$—	$17,343	$(4,982)	$(5,975)	$6,386
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)
1. Basis of Presentation
(a) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines, Inc. (American) should be read in conjunction with the consolidated financial statements contained in American’s Annual Report on Form 10-K for the year ended December 31, 2024. American is the principal wholly-owned subsidiary of American Airlines Group Inc. (AAG). All significant intercompany transactions have been eliminated.
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
(b) Operating Property and Equipment
Effective January 1, 2025, American adjusted the estimated useful lives of its mainline and regional aircraft, engines and related rotable parts by three years to align with the extended lives of aircraft included in American’s long-term fleet plan. In conjunction with this change, American also reduced the salvage values for most of these assets from 10% to 5% of original cost to more closely reflect the estimated value at the end of the useful life. Accordingly, the estimated useful lives for the principal property and equipment classification are as follows:

Principal Property and Equipment Classification	Estimated Useful Life
Aircraft, engines and related rotable parts	20 – 33 years
The effect of these changes did not have a material impact to depreciation and amortization expense in the condensed consolidated statement of operations for the three months ended March 31, 2025.
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Labor contract expenses (1)	$31	$57
Litigation reserve adjustments	30	—
Severance expenses	4	13
Other operating special items, net	5	—
Mainline operating special items, net	70	70

Mark-to-market adjustments on equity investments, net (2)	29	46
Debt refinancing and extinguishment	19	—
Nonoperating special items, net	48	46

(1)Labor contract expenses for the three months ended March 31, 2025 included a one-time charge for adjustments to vacation accruals resulting from pay rate increases effective January 1, 2025, related to the ratification of the contract extension in the fourth quarter of 2024 with American’s mainline maintenance and fleet service team members.
Labor contract expenses for the three months ended March 31, 2024 included one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline passenger service team members, including a one-time signing bonus.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

(2)Mark-to-market adjustments on equity investments, net included unrealized gains and losses associated with certain equity investments.
3. Revenue Recognition
Revenue
The following are the significant categories comprising American’s operating revenues (in millions):

	Three Months Ended March 31,
	2025	2024
Passenger revenue:
Passenger travel	$10,475	$10,582
Loyalty revenue - travel (1)	916	876
Total passenger revenue	11,391	11,458
Cargo	189	187
Other:
Loyalty revenue - marketing services	823	786
Other revenue	146	138
Total other revenue	969	924
Total operating revenues	$12,549	$12,569

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is American’s total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2025	2024
Domestic	$8,127	$8,262
Latin America	1,906	1,902
Atlantic	965	992
Pacific	393	302
Total passenger revenue	$11,391	$11,458
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

	March 31, 2025	December 31, 2024
	(In millions)
Loyalty program liability	$10,371	$10,054
Air traffic liability	8,932	6,759
Total	$19,303	$16,813

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2024	$10,054
Deferral of revenue	1,204
Recognition of revenue (1)	(887)
Balance at March 31, 2025 (2)	$10,371

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as the AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of March 31, 2025, American’s current loyalty program liability was $3.7 billion and represents American’s current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in American’s air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the three months ended March 31, 2025, $3.9 billion of revenue was recognized in passenger revenue that was included in American’s air traffic liability at December 31, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2025	December 31, 2024
Secured
2013 Term Loan Facility, variable interest rate of 6.57%, installments until due in February 2028	$980	$980
2014 Term Loan Facility, variable interest rate of 6.17%, installments until due in January 2027	1,159	1,171
2023 Term Loan Facility, variable interest rate of 6.51%, installments until due in June 2029	1,089	1,089
10.75% senior secured IP notes, interest only payments until due in February 2026	524	781
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	105	156
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes, interest only payments until due in May 2029	1,000	1,000
5.50% senior secured notes, installments until due in April 2026 (1)	1,458	1,750
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
AAdvantage Term Loan Facility, variable interest rate of 6.55%, installments until due in April 2028 (1)	2,275	2,450
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 3.80%, maturing from 2025 to 2034	6,894	7,271
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 6.94%, averaging 6.02%, maturing from 2025 to 2037	4,325	4,094
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	880	880
Total long-term debt	24,439	25,372
Less: Total unamortized debt discount, premium and issuance costs	324	300
Less: Current maturities	3,641	4,196
Long-term debt, net of current maturities	$20,474	$20,876

(1)Collectively referred to as the AAdvantage Financing.
As of March 31, 2025, the maximum availability under American’s revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility (1)	$500
2014 Revolving Facility (1)	1,500
2023 Revolving Facility (1)	890
Other facilities (2)	400
Total	$3,290

(1)On April 21, 2025, the aggregate revolving commitments under the 2013, 2014 and 2023 Revolving Facilities were increased from $2.9 billion to $3.0 billion. No other terms were changed and there were no borrowings outstanding under the facilities.
(2)Includes a revolving credit facility that provides for borrowing capacity of up to $350 million, maturing in March 2027 with an option to extend for an additional year. As of March 31, 2025, there were no amounts drawn under this facility. Additionally, American currently has $50 million of available borrowing base under a cargo receivables facility that is set to expire in December 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
AAdvantage Term Loan Facility
On March 24, 2025, American and AAdvantage Loyalty IP Ltd. entered into a second amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Second Amendment). As a result of the Second Amendment, the term loans outstanding with a principal amount of approximately $2.3 billion were replaced with new term loans in the same principal amount. The terms of the new term loans are substantially similar to the prior term loans; however, the new term loans bear interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 1.25% per annum or, at American’s option, the Secured Overnight Financing Rate (SOFR) for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 2.25% per annum. Additionally, the scheduled quarterly principal amortization amount was reduced to 0.25% of the principal amount of term loans outstanding as of March 24, 2025 (approximately $6 million each quarter), payable beginning in July 2025, and the remaining balance is due at maturity in April 2028. Pursuant to the Second Amendment, the new term loans are not subject to a cost spread adjustment.
Equipment Loans and Other Notes Payable Issued in 2025
During the first three months of 2025, American entered into agreements under which it borrowed $368 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2036 through 2037 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 6.15% as of March 31, 2025.
Other Financing Activities
In the first quarter of 2025, American prepaid $144 million of the outstanding principal amount of equipment notes issued under an EETC and this amount was applied to repay the related trust certificates. Additionally, American prepaid $308 million toward portions of the outstanding principal amounts of the 10.75% senior secured IP notes and 10.75% senior secured LGA/DCA notes.
5. Income Taxes
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2025.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2025
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$230	$230	$—	$—
Corporate obligations	3,789	—	3,789	—
Bank notes/certificates of deposit/time deposits	2,135	—	2,135	—
Repurchase agreements	475	—	475	—
	6,629	230	6,399	—
Restricted cash and short-term investments (1), (3)	647	312	335	—
Long-term investments (4)	132	132	—	—
Total	$7,408	$674	$6,734	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)American’s short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations and collateral associated with the payment of interest for the AAdvantage Financing. Restricted short-term investments mature in one year or less except for $151 million as of March 31, 2025.
(4)Long-term investments primarily include American’s equity investment in China Southern Airlines Company Limited (China Southern Airlines). See Note 7 for further information on American’s equity investments.
Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	March 31, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$24,115	$24,211	$—	$24,211	$—

	December 31, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$25,072	$25,234	$—	$25,234	$—

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
American’s equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$258	$253
China Southern Airlines	Fair Value	1.5%	1.5%	123	142
Other investments (1)	Various			112	120
Total				$493	$515

(1)Primarily includes American’s investment in JetSMART Holdings Limited, which is accounted for under the equity method.
8. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2025	2024	2025	2024
Service cost	$1	$—	$6	$8
Interest cost	182	180	18	17
Expected return on assets	(231)	(243)	(2)	(2)
Amortization of:
Prior service cost	—	—	4	3
Unrecognized net loss (gain)	24	27	(6)	(6)
Net periodic benefit cost (income)	$(24)	$(36)	$20	$20
Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other expense, net in the condensed consolidated statements of operations.
During the first three months of 2025, American made required contributions of $221 million to its defined benefit pension plans.
9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Income Tax Provision (1)		Total
Balance at December 31, 2024	$(2,962)	$(1,715)		$(4,677)
Amounts reclassified from AOCI	22	(4)	(2)	18
Net current-period other comprehensive income (loss)	22	(4)		18
Balance at March 31, 2025	$(2,940)	$(1,719)		$(4,659)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net loss until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax benefit on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2025	2024
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$4	$3	Nonoperating other expense, net
Actuarial loss	14	16	Nonoperating other expense, net
Total reclassifications for the period, net of tax	$18	$19
10. Regional Expenses
American’s regional carriers provide scheduled air transportation under the brand name “American Eagle.” The American Eagle carriers include AAG’s wholly-owned regional carriers as well as third-party regional carriers. American’s regional carrier arrangements are principally in the form of capacity purchase agreements. Expenses associated with American Eagle operations are classified as regional expenses on the condensed consolidated statements of operations.
Regional expenses for the three months ended March 31, 2025 and 2024 include $70 million and $69 million of depreciation and amortization, respectively, and each include $2 million of aircraft rent.
During the three months ended March 31, 2025 and 2024, American recognized $168 million and $149 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.
11. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	March 31, 2025	December 31, 2024
AAG	$10,641	$10,258
AAG’s wholly-owned subsidiaries (1)	(2,202)	(2,071)
Total	$8,439	$8,187

(1)The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

12. Legal Proceedings
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice, joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against AAG and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the District of Massachusetts alleging that AAG and JetBlue violated U.S. antitrust law in connection with the previously disclosed Northeast Alliance arrangement (NEA). On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining AAG and JetBlue from continuing and further implementing the NEA. In June 2023, JetBlue delivered a notice of termination of the NEA, effective July 29, 2023, and the carriers have substantially completed wind-down activities. Following written submissions by the parties and a hearing on July 26, 2023, the U.S. District Court for the District of Massachusetts entered a Final Judgment and Order Entering Permanent Injunction on July 28, 2023. The parties are complying with the terms of the Final Judgment and Order Entering Permanent Injunction, including by completing wind-down activities related to the NEA. AAG filed a notice of appeal to the U.S. Court of Appeals for the First Circuit on September 25, 2023. The First Circuit affirmed the District Court’s decision on November 8, 2024. AAG filed a petition for writ of certiorari to the U.S. Supreme Court on February 27, 2025, and the petition remains pending.
Private Party Antitrust Actions Related to the Northeast Alliance. On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against AAG and JetBlue in the U.S. District Court for the Eastern District of New York alleging that AAG and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against AAG and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. In March 2023, AAG filed a motion in the U.S. District Court for the District of Massachusetts case asking to transfer the case to the U.S. District Court for the Eastern District of New York and consolidate it with the cases pending in that venue. The U.S. District Court for the District of Massachusetts granted that motion. The remaining cases were consolidated with the other actions in the Eastern District of New York. In June 2023, the private party plaintiffs filed a second amended consolidated complaint, followed by a third amended complaint filed in August 2023. In September 2023, AAG, together with JetBlue, filed a motion to dismiss the third amended complaint. In September 2024, the court denied that motion. AAG and JetBlue filed answers to the private party plaintiffs’ third amended complaint in October 2024, and the parties are now engaged in discovery. AAG believes these lawsuits are without merit and is defending against them vigorously.
Securities and Stockholder Derivative Litigation. On July 18, 2024, AAG and certain of its current and former officers were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of Texas, captioned Qawasmi v. American Airlines Group Inc., et al. The Qawasmi plaintiff purports to represent investors who acquired AAG securities between January 25, 2024 and May 28, 2024. On August 28, 2024, AAG and certain of its current and former officers were named as defendants in a second putative class action lawsuit filed in the same court, captioned Thornburg v. American Airlines Group Inc., et al. The Thornburg plaintiff purports to represent investors who acquired AAG securities between July 20, 2023 and May 28, 2024. Both the Qawasmi and Thornburg complaints assert violations of Sections 10(b) and 20(a) of the Exchange Act based on allegations that, during the relevant periods, AAG misrepresented and/or omitted material facts related to its financial outlook and certain commercial initiatives. On September 16, 2024, certain purported AAG investors moved for consolidation of the Qawasmi and Thornburg actions as well as appointment as lead plaintiff. On November 22, 2024, the Qawasmi and Thornburg complaints were consolidated into a single action bearing the caption In re American Airlines Group Inc. Securities Litigation. The court also appointed co-lead plaintiffs and lead counsel to represent the putative class in the consolidated action. Plaintiffs filed a consolidated complaint on January 21, 2025, and an amended consolidated complaint on March 19, 2025. The consolidated complaint makes similar factual allegations to the prior complaints regarding AAG’s financial outlook and certain commercial initiatives. AAG and the individual defendants filed a joint motion to dismiss on March 21, 2025. Plaintiffs’ response is due by April 25, 2025 and AAG’s reply is then due by May 23, 2025.
Additionally, on September 19, 2024, certain of AAG’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit (in which AAG is a nominal defendant) filed in the United States District Court for the Northern District of Texas, captioned Hollin v. Isom, et al. The Hollin complaint asserts violations of Section 10(b) of the Exchange Act, breach of fiduciary duty, and claims for unjust enrichment and corporate waste. On September 26, 2024, a second derivative complaint was filed in the same court, similarly naming certain of AAG’s current and former directors and officers (as well as AAG as a nominal defendant), captioned Leon v. Isom, et al. The Leon complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duty, claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and a claim for contribution. The Hollin and Leon complaints generally allege the same purported misconduct as alleged in the securities class actions. On November 25, 2024, the Hollin and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Leon complaints were consolidated into a single action bearing the caption In re American Airlines Group Inc. Stockholder Derivative Action. The derivative actions are currently stayed pending resolution of the securities class action. AAG believes both the securities class action and shareholder derivative lawsuit are without merit and intends to defend against them vigorously.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Form 10-K). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of AAG and American, but rather updates disclosures made in the 2024 Form 10-K.
Financial Overview
Business and Macroeconomic Conditions
The Trump Administration is in the process of expanding the scope of tariffs and significantly increasing the rates on goods imported into the U.S. In response, foreign governments have imposed, and are expected to impose, retaliatory measures against the U.S.
These or additional changes in U.S. or international trade policies, along with continued uncertainty surrounding such policies, could lead to further weakened business conditions for the transportation industry, which may adversely impact our operations through increased supply chain challenges, commodity price volatility and a decline in discretionary spending and consumer confidence, among others. We continue to monitor the situation.
AAG’s First Quarter 2025 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Passenger revenue	$11,391	$11,458	$(67)	(0.6)
Cargo revenue	189	187	2	1.1
Other operating revenue	971	925	46	5.0
Total operating revenues	12,551	12,570	(19)	(0.2)
Aircraft fuel and related taxes	2,587	2,980	(393)	(13.2)
Salaries, wages and benefits	4,222	3,867	355	9.2
Total operating expenses	12,821	12,563	258	2.1
Operating income (loss)	(270)	7	(277)	nm(2)
Pre-tax loss	(648)	(413)	235	56.9
Income tax benefit	(175)	(101)	74	73.2
Net loss	(473)	(312)	161	51.6

Pre-tax loss – GAAP	$(648)	$(413)	$235	56.9
Adjusted for: pre-tax net special items (1)	118	116	2	2.5
Pre-tax loss excluding net special items	$(530)	$(297)	$233	78.1

(1)See “Reconciliation of GAAP to Non-GAAP Financial Measures” below and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.
(2)Not meaningful or greater than 100% change.
Pre-Tax Loss and Net Loss
Pre-tax loss and net loss were $648 million and $473 million, respectively, in the first quarter of 2025. This compares to first quarter of 2024 pre-tax loss and net loss of $413 million and $312 million, respectively. Excluding the effects of pre-tax net special items, pre-tax loss was $530 million and $297 million in the first quarters of 2025 and 2024, respectively.

The period-over-period increase in pre-tax loss on both a GAAP basis and excluding pre-tax net special items was principally driven by increases in operating expenses including salaries, wages and benefits, regional expenses and certain other operating expenses, offset in part by lower costs for aircraft fuel and related taxes.
Revenue
In the first quarter of 2025, we reported total operating revenues of $12.6 billion and passenger revenue of $11.4 billion, both of which slightly decreased as compared to the first quarter of 2024. Our passenger revenue in the first quarter of 2025 was impacted by softness in demand for domestic leisure air travel driven by economic uncertainty and the American Eagle Flight 5342 accident, offset by strong performance in international air travel, particularly in the Atlantic and Pacific regions. Atlantic and Pacific passenger revenue per available seat mile (PRASM) increased 10.5% and 4.9%, respectively, in the first quarter of 2025 as compared to the first quarter of 2024.
Other operating revenue increased $46 million, or 5.0%, in the first quarter of 2025 from the first quarter of 2024, driven primarily by higher revenue associated with our loyalty program. During the three months ended March 31, 2025 and 2024, cash payments from co-branded credit card and other partners were $1.8 billion and $1.7 billion, respectively.
Our total revenue per available seat mile (TRASM) was 17.95 cents in the first quarter of 2025, a 0.7% increase as compared to 17.83 cents in the first quarter of 2024.
Fuel
Aircraft fuel and related taxes was $2.6 billion in the first quarter of 2025, which was $393 million, or 13.2%, lower as compared to the first quarter of 2024. This was primarily due to a 13.3% decrease in the average price per gallon of aircraft fuel including related taxes to $2.48 in the first quarter of 2025 from $2.86 in the first quarter of 2024.
As of March 31, 2025, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity” in our 2024 Form 10-K.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel. We continue to focus on initiatives to reengineer our business through the use of digital solutions, process enhancements and procurement transformation and we intend to continue to invest in reengineering our business through the remainder of 2025 and beyond to build an even more efficient airline and continue to manage costs while delivering a better experience for our customers and team.
Our 2025 first quarter total operating cost per available seat mile (CASM) was 18.34 cents, an increase of 2.9% from 17.82 cents in the first quarter of 2024. The increase in CASM was primarily driven by higher costs for salaries, wages and benefits, regional expenses and certain other operating expenses, offset in part by lower aircraft fuel costs.
Our 2025 first quarter CASM excluding net special items and fuel was 14.54 cents, an increase of 7.8% from 13.49 cents in the first quarter of 2024, which was primarily driven by higher costs for salaries, wages and benefits, regional expenses and certain other operating expenses.
For a reconciliation of CASM to CASM excluding net special items and fuel, see “Reconciliation of GAAP to Non-GAAP Financial Measures” below.
Liquidity
As of March 31, 2025, we had $10.8 billion in total available liquidity, consisting of $7.5 billion in unrestricted cash and short-term investments, and $3.3 billion in total undrawn capacity under revolving credit and other facilities.
During the first three months of 2025, we completed the following financing transactions (see Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on 2025 financing activities):

•amended the AAdvantage term loan credit and guaranty agreement to reduce the applicable interest rate margin and reduce the scheduled quarterly principal amortization amount;
•provided notice to the holders of our 6.50% convertible notes due 2025 (the Convertible Notes) that we will settle our Convertible Notes at their upcoming maturity in cash (including any conversions up to a price per share of AAG common stock of approximately $22.00);
•prepaid $308 million toward portions of the outstanding principal amounts of the 10.75% senior secured IP notes (the IP Notes) and the 10.75% senior secured LGA/DCA notes (LGA/DCA Notes);
•prepaid $144 million of the outstanding principal amount of equipment notes issued under an enhanced equipment trust certificate (EETC); and
•issued $368 million of equipment loans and other notes payable in connection with the financing of certain aircraft.
American Eagle Flight 5342
On January 29, 2025, American Eagle flight 5342 was involved in a fatal accident in Washington, D.C. The Bombardier CRJ 700 aircraft operated by PSA was en route to Washington, D.C. from Wichita, Kansas when it was involved in a midair collision near Ronald Reagan Washington National Airport. We estimate that the accident reduced total operating revenues by approximately $200 million in the first quarter of 2025, of which the impacted revenue is not covered by insurance. American has industry standard insurance coverage for this incident and is continuing to assess the full impact on its business resulting from the accident.
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

	Three Months Ended March 31,
	2025	2024
	(In millions)
Reconciliation of Pre-Tax Loss Excluding Net Special Items:
Pre-tax loss – GAAP	$(648)	$(413)
Pre-tax net special items (1):
Mainline operating special items, net	70	70
Nonoperating special items, net	48	46
Total pre-tax net special items	118	116
Pre-tax loss excluding net special items	$(530)	$(297)

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

	Three Months Ended March 31,
	2025	2024
Reconciliation of CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$12,821	$12,563
Operating net special items (1):
Mainline operating special items, net	(70)	(70)
Aircraft fuel and related taxes	(2,587)	(2,980)
Total operating expenses, excluding net special items and fuel	$10,164	$9,513

Total available seat miles (ASM)	69,904	70,516
(In cents)
CASM	18.34	17.82
Operating net special items per ASM (1):
Mainline operating special items, net	(0.10)	(0.10)
Aircraft fuel and related taxes per ASM	(3.70)	(4.23)
CASM, excluding net special items and fuel	14.54	13.49

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three months ended March 31, 2025 and 2024. Amounts may not recalculate due to rounding.

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
Revenue passenger miles (millions) (a)	56,356	57,473	(1.9)%
Available seat miles (millions) (b)	69,904	70,516	(0.9)%
Passenger load factor (percent) (c)	80.6	81.5	(0.9)pts
Yield (cents) (d)	20.21	19.94	1.4%
Passenger revenue per available seat mile (cents) (e)	16.30	16.25	0.3%
Total revenue per available seat mile (cents) (f)	17.95	17.83	0.7%
Fuel consumption (gallons in millions)	1,042	1,042	0.1%
Average aircraft fuel price including related taxes (dollars per gallon)	2.48	2.86	(13.3)%
Total operating cost per available seat mile (cents) (g)	18.34	17.82	2.9%
Aircraft at end of period (h)	1,552	1,517	2.3%
Full-time equivalent employees at end of period	133,100	132,800	0.2%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excluded from the aircraft count above are six regional aircraft in temporary storage as of March 31, 2025 as follows: four Bombardier CRJ 900 and two Embraer 145.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Operating Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Passenger	$11,391	$11,458	$(67)	(0.6)
Cargo	189	187	2	1.1
Other	971	925	46	5.0
Total operating revenues	$12,551	$12,570	$(19)	(0.2)
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended March 31, 2024
	Three Months Ended March 31, 2025	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$11,391	(1.9)%	(0.9)%	(0.9)pts	1.4%	0.3%
Passenger revenue slightly decreased in the first quarter of 2025 from the first quarter of 2024. Our passenger revenue in the first quarter of 2025 was impacted by softness in demand for domestic leisure air travel driven by economic uncertainty and the American Eagle Flight 5342 accident, offset by strong performance in international air travel, particularly in the Atlantic and Pacific regions. Atlantic and Pacific PRASM increased 10.5% and 4.9%, respectively, in the first quarter of 2025 as compared to the first quarter of 2024.
Other operating revenue increased $46 million, or 5.0%, in the first quarter of 2025 from the first quarter of 2024, driven primarily by higher revenue associated with our loyalty program. During the three months ended March 31, 2025 and 2024, cash payments from co-branded credit card and other partners were $1.8 billion and $1.7 billion, respectively.
Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,587	$2,980	$(393)	(13.2)
Salaries, wages and benefits	4,222	3,867	355	9.2
Regional expenses	1,351	1,201	150	12.5
Maintenance, materials and repairs	922	884	38	4.2
Other rent and landing fees	826	819	7	0.9
Aircraft rent	297	328	(31)	(9.4)
Selling expenses	450	408	42	10.1
Depreciation and amortization	468	470	(2)	(0.4)
Mainline operating special items, net	70	70	—	0.6
Other	1,628	1,536	92	6.0
Total operating expenses	$12,821	$12,563	$258	2.1
Aircraft fuel and related taxes decreased $393 million, or 13.2%, in the first quarter of 2025 from the first quarter of 2024, primarily due to a 13.3% decrease in the average price per gallon of aircraft fuel including related taxes to $2.48 in the first quarter of 2025 from $2.86 in the first quarter of 2024.
Salaries, wages and benefits increased $355 million, or 9.2%, in the first quarter of 2025 from the first quarter of 2024, primarily due to contractual wage rate increases and higher costs for benefit-related items associated with newly ratified and extended labor agreements reached in 2024, as well as annual contractual wage rate increases in our other labor agreements.

Regional expenses increased $150 million, or 12.5%, in the first quarter of 2025 from the first quarter of 2024, primarily due to an increase in regional flight operations as regional capacity, as measured by ASMs, increased 15.1% in the first quarter of 2025 from the first quarter of 2024. In addition, higher maintenance, materials and repair costs driven by an increase in the volume of engine overhauls and airframe heavy checks also contributed to the increase in regional expenses.
Aircraft rent decreased $31 million, or 9.4%, in the first quarter of 2025 from the first quarter of 2024, primarily due to decreased rental payments associated with aircraft lease extensions.
Selling expenses increased $42 million, or 10.1%, in the first quarter of 2025 from the first quarter of 2024, primarily due to an increase in commissions expense, driven by higher costs resulting from renegotiated agency contracts, as well as an increase in advertising expense.
Operating Special Items, Net

	Three Months Ended March 31,
	2025	2024
	(In millions)
Labor contract expenses (1)	$31	$57
Litigation reserve adjustments	30	—
Severance expenses	4	13
Other operating special items, net	5	—
Mainline operating special items, net	$70	$70

(1)Labor contract expenses for the three months ended March 31, 2025 included a one-time charge for adjustments to vacation accruals resulting from pay rate increases effective January 1, 2025, related to the ratification of the contract extension in the fourth quarter of 2024 with our mainline maintenance and fleet service team members.
Labor contract expenses for the three months ended March 31, 2024 included one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline passenger service team members, including a one-time signing bonus.
Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Interest income	$94	$118	$(24)	(20.2)
Interest expense, net	(428)	(497)	69	(13.8)
Other expense, net	(44)	(41)	(3)	7.7
Total nonoperating expense, net	$(378)	$(420)	$42	(10.0)
Interest income decreased $24 million, or 20.2%, in the first quarter of 2025 from the first quarter of 2024, primarily due to lower interest rates as well as a decrease in the balance of short-term investments subsequent to the first quarter of 2024. Interest expense, net decreased $69 million, or 13.8%, in the first quarter of 2025 from the first quarter of 2024, primarily due to lower outstanding debt subsequent to the first quarter of 2024, as we continue our efforts to strengthen the balance sheet, and lower interest rates on our variable-rate debt instruments.
In the first quarter of 2025, other nonoperating expense, net primarily included $48 million of net special charges for mark-to-market net unrealized losses associated with certain equity investments and debt refinancings and extinguishments, as well as $11 million of foreign currency losses, offset in part by $11 million of non-service related pension and other postretirement benefit plan income.
In the first quarter of 2024, other nonoperating expense, net primarily included a $46 million special charge for mark-to-market net unrealized losses associated with certain equity investments and $7 million of foreign currency losses, offset in part by $24 million of non-service related pension and other postretirement benefit plan income.

Income Taxes
In the first quarter of 2025, we recorded an income tax benefit of $175 million. Substantially all of our loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
American’s Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Operating Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Passenger	$11,391	$11,458	$(67)	(0.6)
Cargo	189	187	2	1.1
Other	969	924	45	4.9
Total operating revenues	$12,549	$12,569	$(20)	(0.2)
Passenger revenue slightly decreased in the first quarter of 2025 from the first quarter of 2024. American’s passenger revenue in the first quarter of 2025 was impacted by softness in demand for domestic leisure air travel driven by economic uncertainty and the American Eagle Flight 5342 accident, offset by strong performance in international air travel, particularly in the Atlantic and Pacific regions.
Other operating revenue increased $45 million, or 4.9%, in the first quarter of 2025 from the first quarter of 2024, driven primarily by higher revenue associated with American’s loyalty program. During the three months ended March 31, 2025 and 2024, cash payments from co-branded credit card and other partners were $1.8 billion and $1.7 billion, respectively.
Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,587	$2,980	$(393)	(13.2)
Salaries, wages and benefits	4,220	3,865	355	9.2
Regional expenses	1,349	1,197	152	12.7
Maintenance, materials and repairs	922	884	38	4.2
Other rent and landing fees	826	819	7	0.9
Aircraft rent	297	328	(31)	(9.4)
Selling expenses	450	408	42	10.1
Depreciation and amortization	467	468	(1)	(0.2)
Mainline operating special items, net	70	70	—	0.6
Other	1,629	1,537	92	6.0
Total operating expenses	$12,817	$12,556	$261	2.1
Aircraft fuel and related taxes decreased $393 million, or 13.2%, in the first quarter of 2025 from the first quarter of 2024, primarily due to a 13.3% decrease in the average price per gallon of aircraft fuel including related taxes to $2.48 in the first quarter of 2025 from $2.86 in the first quarter of 2024.
Salaries, wages and benefits increased $355 million, or 9.2%, in the first quarter of 2025 from the first quarter of 2024, primarily due to contractual wage rate increases and higher costs for benefit-related items associated with newly ratified and extended labor agreements reached in 2024, as well as annual contractual wage rate increases in American’s other labor agreements.

Regional expenses increased $152 million, or 12.7%, in the first quarter of 2025 from the first quarter of 2024, primarily due to an increase in regional flight operations and costs at American’s regional carriers.
Aircraft rent decreased $31 million, or 9.4%, in the first quarter of 2025 from the first quarter of 2024, primarily due to decreased rental payments associated with aircraft lease extensions.
Selling expenses increased $42 million, or 10.1%, in the first quarter of 2025 from the first quarter of 2024, primarily due to an increase in commissions expense, driven by higher costs resulting from renegotiated agency contracts, as well as an increase in advertising expense.
Operating Special Items, Net

	Three Months Ended March 31,
	2025	2024
	(In millions)
Labor contract expenses (1)	$31	$57
Litigation reserve adjustments	30	—
Severance expenses	4	13
Other operating special items, net	5	—
Mainline operating special items, net	$70	$70

(1)Labor contract expenses for the three months ended March 31, 2025 included a one-time charge for adjustments to vacation accruals resulting from pay rate increases effective January 1, 2025, related to the ratification of the contract extension in the fourth quarter of 2024 with American’s mainline maintenance and fleet service team members.
Labor contract expenses for the three months ended March 31, 2024 included one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline passenger service team members, including a one-time signing bonus.
Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Interest income	$236	$262	$(26)	(9.7)
Interest expense, net	(452)	(520)	68	(13.0)
Other expense, net	(44)	(41)	(3)	7.1
Total nonoperating expense, net	$(260)	$(299)	$39	(13.1)
Interest income decreased $26 million, or 9.7%, in the first quarter of 2025 from the first quarter of 2024, primarily due to lower interest rates as well as a decrease in the balance of short-term investments subsequent to the first quarter of 2024. Interest expense, net decreased $68 million, or 13.0%, in the first quarter of 2025 from the first quarter of 2024, primarily due to lower outstanding debt subsequent to the first quarter of 2024, as American continues its efforts to strengthen the balance sheet, and lower interest rates on its variable-rate debt instruments.
In the first quarter of 2025, other nonoperating expense, net primarily included $48 million of net special charges for mark-to-market net unrealized losses associated with certain equity investments and debt refinancings and extinguishments, as well as $11 million of foreign currency losses, offset in part by $11 million of non-service related pension and other postretirement benefit plan income.
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
In the first quarter of 2025, American recorded an income tax benefit of $144 million. Substantially all of American’s loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
At March 31, 2025, AAG had $10.8 billion in total available liquidity and $647 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Cash	$835	$804	$829	$795
Short-term investments	6,631	6,180	6,629	6,177
Undrawn facilities	3,290	3,289	3,290	3,289
Total available liquidity	$10,756	$10,273	$10,748	$10,261
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
Certain Covenants
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict our ability and that of our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. Our debt agreements also contain customary change of control provisions, which may require us to repay or redeem such indebtedness upon certain events constituting a change of control under the relevant agreement, in certain cases at a premium. Additionally, certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV) or collateral coverage ratio covenants and certain agreements require us to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the applicable LTV or collateral coverage ratio exceeds or falls below a specified threshold, as the case may be, we will be required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), withhold additional cash in certain accounts, or pay down such financing, in whole or in part, or the interest rate for the relevant financing will be increased. Additionally, a significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and our 5.50% senior secured notes due 2026, 5.75% senior secured notes due 2029 and AAdvantage Term Loan Facility (collectively, the AAdvantage Financing) contain a peak debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment, in whole or in part, of the AAdvantage Financing. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing covenants.
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $2.5 billion and $2.2 billion for the first quarter of 2025 and 2024, respectively, a $276 million period-over-period increase driven by net working capital changes, offset in part by lower profitability in the first quarter of 2025.

Investing Activities
Our net cash used in investing activities was $1.2 billion and $1.5 billion for the first quarter of 2025 and 2024, respectively.
Our principal investing activities in the first quarter of 2025 included $824 million of capital expenditures, which primarily related to the purchase of seven Boeing 737 MAX aircraft, two Embraer 175 aircraft, two Bombardier CRJ 900 aircraft, one Airbus A321neo aircraft and four aircraft engines. Additionally, we had $457 million in net purchases of short-term investments.
Our principal investing activities in the first quarter of 2024 included $824 million of capital expenditures, which primarily related to the purchase of six Embraer 175 aircraft, two Airbus A321neo aircraft, four spare engines and aircraft purchase deposits. Additionally, we had $702 million in net purchases of short-term investments.
Financing Activities
Our net cash used in financing activities was $1.2 billion and $642 million for the first quarter of 2025 and 2024, respectively.
Our principal financing activities in the first quarter of 2025 primarily included $1.4 billion in debt and finance lease repayments, consisting of $910 million in scheduled repayments, $308 million of early repayments toward portions of the outstanding principal amounts of the IP Notes and LGA/DCA Notes and $144 million of early repayments for the outstanding principal amount of equipment notes issued under an EETC. These cash outflows were offset in part by $325 million of proceeds from the issuance of long-term debt, primarily from the issuance of equipment loans and other notes payable in connection with the financing of certain aircraft.
Our principal financing activities in the first quarter of 2024 included $873 million in scheduled repayments of debt and finance lease obligations. These cash outflows were offset in part by $248 million borrowed in connection with the financing of certain aircraft.
American
Operating Activities
American’s net cash provided by operating activities was $2.3 billion and $2.2 billion for the first quarter of 2025 and 2024, respectively, a $193 million period-over-period increase driven by net working capital changes, offset in part by lower profitability in the first quarter of 2025.
Investing Activities
American’s net cash used in investing activities was $1.2 billion and $1.5 billion for the first quarter of 2025 and 2024, respectively.
American’s principal investing activities in the first quarter of 2025 included $805 million of capital expenditures, which primarily related to the purchase of seven Boeing 737 MAX aircraft, two Embraer 175 aircraft, two Bombardier CRJ 900 aircraft, one Airbus A321neo aircraft and four aircraft engines. Additionally, American had $457 million in net purchases of short-term investments.
American’s principal investing activities in the first quarter of 2024 included $815 million of capital expenditures, which primarily related to the purchase of six Embraer 175 aircraft, two Airbus A321neo aircraft, four spare engines and aircraft purchase deposits. Additionally, American had $700 million in net purchases of short-term investments.
Financing Activities
American’s net cash used in financing activities was $1.1 billion and $629 million for the first quarter of 2025 and 2024, respectively.

American’s principal financing activities in the first quarter of 2025 primarily included $1.4 billion in debt and finance lease repayments, consisting of $909 million in scheduled repayments, $308 million of early repayments toward portions of the outstanding principal amounts of the IP Notes and LGA/DCA Notes and $144 million of early repayments for the outstanding principal amount of equipment notes issued under an EETC. These cash outflows were offset in part by $325 million of proceeds from the issuance of long-term debt, primarily from the issuance of equipment loans and other notes payable in connection with the financing of certain aircraft.
American’s principal financing activities in the first quarter of 2024 included $870 million in scheduled repayments of debt and finance lease obligations. These cash outflows were offset in part by $248 million borrowed in connection with the financing of certain aircraft.
Commitments
Significant Indebtedness
As of March 31, 2025, AAG had $29.2 billion in long-term debt, including current maturities of $4.6 billion. As of March 31, 2025, American had $24.4 billion in long-term debt, including current maturities of $3.6 billion. All material changes in our significant indebtedness since our 2024 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of March 31, 2025, we had definitive purchase agreements for the acquisition of the following new aircraft (1):

	Remainder of 2025	2026	2027	2028 and Thereafter	Total
Airbus
A320neo Family	5	22	43	78	148
Boeing
737 MAX Family	10	20	—	115	145
787 Family	8	4	3	15	30
Embraer
175	9	21	15	45	90
Total	32	67	61	253	413

(1)Delivery schedule represents our best estimate as of the date of this report as described in footnote (d) to the “Contractual Obligations” table below. Actual delivery dates are subject to change, which could be material, based on various potential factors including production delays by the manufacturer and regulatory concerns. See Part I, Item 1A. Risk Factors – “We depend on a limited number of suppliers for aircraft, aircraft engines and parts. Delays in scheduled aircraft deliveries, unexpected grounding of aircraft or aircraft engines whether by regulators or by us, or other loss of anticipated fleet capacity, and failure of new aircraft to receive regulatory approval, be produced or otherwise perform as and when expected, adversely impacts our business, results of operations and financial condition” in our 2024 Form 10-K.
In addition, we have committed to purchase 10 used Bombardier CRJ 900 aircraft which are scheduled to be delivered from the second quarter of 2025 through 2026. We also have agreements for 47 spare engines to be delivered in the second quarter of 2025 and beyond. The “Contractual Obligations” table below reflects these commitments.
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

There have been no material changes in our off-balance sheet arrangements as discussed in our 2024 Form 10-K.
Contractual Obligations
The following table provides details of our estimated material cash requirements from contractual obligations as of March 31, 2025 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time and is subject to other conventions as set forth in the applicable accompanying footnotes.

	Payments Due by Period
	Remainder of 2025	2026	2027	2028	2029	2030 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$2,401	$3,548	$4,330	$7,198	$3,917	$3,045	$24,439
Interest obligations (b), (c)	978	1,140	895	596	279	468	4,356
Finance lease obligations	99	123	115	80	75	261	753
Aircraft and engine purchase commitments (d)	1,543	3,569	3,895	4,075	3,342	9,028	25,452
Operating lease commitments	1,208	1,519	1,370	1,243	1,140	3,545	10,025
Regional capacity purchase agreements (e)	808	1,063	1,060	986	819	829	5,565
Minimum pension obligations (f)	—	251	157	107	81	46	642
Retiree medical and other postretirement benefits (f)	101	138	135	131	128	615	1,248
Other purchase obligations (g)	3,424	2,437	1,492	649	503	3,416	11,921
Total American Contractual Obligations	10,562	13,788	13,449	15,065	10,284	21,253	84,401

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	1,000	—	—	—	—	3,746	4,746
Interest obligations (b)	92	171	202	205	209	218	1,097
Finance lease obligations	5	—	—	—	—	—	5
Operating lease commitments	11	13	8	7	6	40	85
Minimum pension obligations (f)	2	2	1	1	1	2	9
Other purchase obligations	6	14	12	5	2	—	39
Total AAG Contractual Obligations	$11,678	$13,988	$13,672	$15,283	$10,502	$25,259	$90,382

(a)Amounts represent contractual amounts due. Excludes $324 million and $4 million of unamortized debt discount, premium and issuance costs as of March 31, 2025 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at March 31, 2025.
(c)Includes $6.9 billion of future principal payments and $802 million of future interest payments as of March 31, 2025, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
(d)See “Aircraft and Engine Purchase Commitments” above for additional information about the firm commitments for the acquisition of aircraft and engines, including the anticipated aircraft delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our most current estimate based on contractual delivery schedules adjusted for updates and revisions to such schedules communicated to management by the applicable equipment manufacturer and certain management assumptions. However, the actual delivery schedule may differ, potentially materially, based on various potential factors including production delays by the manufacturer and regulatory concerns. Additionally, the amounts in the table exclude five Boeing 787 Family aircraft scheduled to be delivered in 2025, for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line above.
(e)These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially. Rental payments under operating leases for certain aircraft flown under these capacity purchase agreements are reflected in the operating lease commitments line above.
(f)Represents minimum pension contributions and expected contributions to our retiree medical and other postretirement plans based on actuarially determined estimates as of December 31, 2024 and is based on estimated payments through 2034. During the first three months of 2025, we made required contributions of $222 million to our defined benefit pension plans.
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
Capital Raising Activity and Other Possible Actions
In light of our significant financial commitments related to, among other things, the servicing and amortization of existing debt and equipment leasing arrangements and new flight equipment, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising and liability management activity, which may include the entry into leasing transactions and future issuances of, and transactions designed to manage the timing and amount of, secured or unsecured debt obligations or additional equity or equity-linked securities in public or private offerings or otherwise. The cash available from operations (if any) and these sources, however, may not be sufficient to cover our cash obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by governmental actions, military actions, terrorism, disease outbreaks, natural disasters or other causes could reduce the demand for air travel, which would reduce the amount of cash generated by operations. See Part I, Item 1A. Risk Factors – “Downturns in economic conditions could adversely affect our business” in our 2024 Form 10-K for additional discussion. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, due to an increase in the cost of fuel, maintenance, aircraft, aircraft engines or parts, or due to an increase in tariffs, could decrease the amount of cash available to cover cash contractual obligations. Moreover, certain of our financing arrangements contain significant minimum cash balance or similar liquidity requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.
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
Critical Accounting Policies and Estimates
For information regarding our critical accounting policies and estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Critical Accounting Policies and Estimates” in our 2024 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AAG’s and American’s Market Risk Sensitive Instruments and Positions
Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2024 Form 10-K except as updated below.
Aircraft Fuel
As of March 31, 2025, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2025 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2025 annual fuel expense by approximately $45 million. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity” in our 2024 Form 10-K.
Foreign Currency
We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated transactions. Our largest exposure comes from the Euro, Canadian dollar, British pound sterling and various Latin American currencies (primarily the Brazilian real). We do not currently have a foreign currency hedge program.
Generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our assets located outside the United States. These conditions, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition. See Part I, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” in our 2024 Form 10-K for additional discussion of this and other currency risks.
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our March 31, 2025 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $100 million and annual interest income on short-term investments would increase by approximately $70 million.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to the company’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of March 31, 2025 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s principal executive officer, the Chief Executive Officer (CEO), and principal financial officer, the Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2025, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12 to each of AAG and American’s Condensed Consolidated Financial Statements in Part I, Item 1A and Part I, Item 1B, respectively, for information on legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A in our 2024 Form 10-K. The risks in our 2024 Form 10-K are not the only risks facing AAG and American. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our business, financial condition or future results.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On January 27, 2025, Devon E. May, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading agreement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 170,000 shares of AAG’s common stock until April 30, 2026.
Other than noted above, during the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of AAG securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Second Amendment to Term Loan Credit and Guaranty Agreement, dated as of March 24, 2025, among American Airlines, Inc., AAdvantage Loyalty IP Ltd., Barclays Bank PLC, as administrative agent, and Barclays Bank PLC, as Designated 2025 Replacement Term Lender (incorporated by reference as Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on March 28, 2025 (Commission File No. 1-8400)).

10.2	Supplemental Agreement No. 22, dated as of January 3, 2025, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company.*
10.3	Supplemental Agreement No. 34, dated as of March 19, 2025, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company.*
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).
* Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: April 24, 2025	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: April 24, 2025	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)