Form 10-Q
period 2025-06-30
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2025-07-24
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025

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
As of July 18, 2025, there were 659,828,821 shares of American Airlines Group Inc. common stock outstanding.
As of July 18, 2025, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2025

General
This report is filed by American Airlines Group Inc. (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this report to “we,” “us,” “our,” the “Company” and similar terms refer to AAG and its consolidated subsidiaries. References in this report to “mainline” refer to the operations of American only and exclude regional operations. Capitalized terms used but not defined herein shall have the meanings given to them in our annual report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K).
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
•risks related to ownership of AAG common stock; and
other risks as described in Part I, Item 1A. Risk Factors in our 2024 Form 10-K, Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other risks and uncertainties listed from time to time in our filings with the Securities and Exchange Commission (the SEC).
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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues:
Passenger	$13,123	$13,202	$24,514	$24,661
Cargo	211	195	400	382
Other	1,058	937	2,029	1,861
Total operating revenues	14,392	14,334	26,943	26,904
Operating expenses:
Aircraft fuel and related taxes	2,663	3,061	5,250	6,042
Salaries, wages and benefits	4,382	3,953	8,604	7,820
Regional expenses	1,331	1,268	2,683	2,469
Maintenance, materials and repairs	927	950	1,848	1,834
Other rent and landing fees	894	834	1,720	1,653
Aircraft rent	303	314	600	642
Selling expenses	535	456	985	864
Depreciation and amortization	476	474	944	944
Special items, net	47	—	118	70
Other	1,699	1,640	3,327	3,175
Total operating expenses	13,257	12,950	26,079	25,513
Operating income	1,135	1,384	864	1,391
Nonoperating income (expense):
Interest income	100	128	194	246
Interest expense, net	(433)	(486)	(861)	(984)
Other income (expense), net	36	2	(8)	(38)
Total nonoperating expense, net	(297)	(356)	(675)	(776)
Income before income taxes	838	1,028	189	615
Income tax provision	239	311	63	210
Net income	$599	$717	$126	$405

Earnings per common share:
Basic	$0.91	$1.09	$0.19	$0.62
Diluted	$0.91	$1.01	$0.19	$0.59
Weighted average shares outstanding (in thousands):
Basic	660,127	656,965	659,504	656,406
Diluted	660,367	720,302	660,523	720,712

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$599	$717	$126	$405
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	17	19	35	37
Investments	—	—	—	(1)
Total other comprehensive income, net of tax	17	19	35	36
Total comprehensive income	$616	$736	$161	$441
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$833	$804
Short-term investments	7,740	6,180
Restricted cash and short-term investments	807	732
Accounts receivable, net	2,057	2,006
Aircraft fuel, spare parts and supplies, net	2,776	2,638
Prepaid expenses and other	855	794
Total current assets	15,068	13,154
Operating property and equipment
Flight equipment	44,219	43,521
Ground property and equipment	10,304	10,202
Equipment purchase deposits	976	1,012
Total property and equipment, at cost	55,499	54,735
Less accumulated depreciation and amortization	(24,298)	(23,608)
Total property and equipment, net	31,201	31,127
Operating lease right-of-use assets	7,488	7,333
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $845 and $841, respectively	2,040	2,044
Deferred tax asset	2,411	2,485
Other assets	1,368	1,549
Total other assets	9,910	10,169
Total assets	$63,667	$61,783
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$4,605	$5,322
Accounts payable	3,130	2,455
Accrued salaries and wages	1,900	2,150
Air traffic liability	8,240	6,759
Loyalty program liability	3,666	3,556
Operating lease liabilities	1,120	1,092
Other accrued liabilities	3,110	2,961
Total current liabilities	25,771	24,295
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	25,276	25,154
Pension and postretirement benefits	1,814	2,128
Loyalty program liability	6,805	6,498
Operating lease liabilities	6,200	5,976
Other liabilities	1,671	1,709
Total noncurrent liabilities	41,766	41,465
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 659,797,256 shares issued and outstanding at June 30, 2025; 657,566,166 shares issued and outstanding at December 31, 2024	7	7
Additional paid-in capital	7,370	7,424
Accumulated other comprehensive loss	(4,530)	(4,565)
Retained deficit	(6,717)	(6,843)
Total stockholders’ deficit	(3,870)	(3,977)
Total liabilities and stockholders’ equity (deficit)	$63,667	$61,783
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$3,419	$3,308
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,323)	(1,475)
Proceeds from sale-leaseback transactions and sale of property and equipment	200	353
Purchases of short-term investments	(4,680)	(4,714)
Sales of short-term investments	3,119	3,881
Decrease (increase) in restricted short-term investments	(73)	68
Other investing activities	279	(5)
Net cash used in investing activities	(2,478)	(1,892)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(2,365)	(1,836)
Proceeds from issuance of long-term debt	1,659	527
Other financing activities	(206)	(48)
Net cash used in financing activities	(912)	(1,357)
Net increase in cash and restricted cash	29	59
Cash and restricted cash at beginning of period	902	681
Cash and restricted cash at end of period (1)	$931	$740

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$687	$630
Property and equipment acquired through finance leases and other	91	158
Operating leases converted to finance leases	83	130
Finance leases converted to operating leases	45	30
Supplemental information:
Interest paid, net	832	979
Income taxes paid	10	6

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$833	$605
Restricted cash included in restricted cash and short-term investments	98	135
Total cash and restricted cash	$931	$740
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2024	$7	$7,424	$(4,565)	$(6,843)	$(3,977)
Net loss	—	—	—	(473)	(473)
Other comprehensive income, net	—	—	18	—	18
Settlement of PSP1 and Treasury Loan Warrants (see Note 3)	—	(79)	—	—	(79)
Issuance of 1,914,837 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Share-based compensation expense	—	16	—	—	16
Balance at March 31, 2025	7	7,348	(4,547)	(7,316)	(4,508)
Net income	—	—	—	599	599
Other comprehensive income, net	—	—	17	—	17
Issuance of 316,253 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(1)	—	—	(1)
Share-based compensation expense	—	23	—	—	23
Balance at June 30, 2025	$7	$7,370	$(4,530)	$(6,717)	$(3,870)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2023	$7	$7,374	$(4,894)	$(7,689)	$(5,202)
Net loss	—	—	—	(312)	(312)
Other comprehensive income, net	—	—	17	—	17
Issuance of 1,772,443 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(11)	—	—	(11)
Share-based compensation expense	—	28	—	—	28
Modification of share-based awards	—	(20)	—	—	(20)
Balance at March 31, 2024	7	7,371	(4,877)	(8,001)	(5,500)
Net income	—	—	—	717	717
Other comprehensive income, net	—	—	19	—	19
Issuance of 562,167 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(3)	—	—	(3)
Share-based compensation expense	—	21	—	—	21
Balance at June 30, 2024	$7	$7,389	$(4,858)	$(7,284)	$(4,746)
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
The effect of these changes did not have a material impact to depreciation and amortization expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2025.
(c) Construction Projects
American’s improvements to the overhaul and maintenance base at Tulsa International Airport (Tulsa Maintenance Base) include the design, construction and renovation of various facilities at the Tulsa Maintenance Base. The Tulsa Maintenance Base is American’s largest maintenance facility and is an integral part of operating its mainline fleet. American has concluded that it does not control the underlying assets being constructed, and therefore, it recognizes operating lease liabilities with corresponding right-of-use assets on the condensed consolidated balance sheet as individual project stages are completed and leases commence.
In May 2025, the Tulsa Municipal Airport Trust (TMAT) issued $400 million aggregate principal amount of special facility revenue bonds on behalf of American, with $300 million maturing on December 1, 2035 and $100 million maturing on December 1, 2040 (collectively, the 2025 TMAT Bonds). The 2025 TMAT Bond due December 1, 2035 was priced at 109% of par value and the 2025 TMAT Bond due December 1, 2040 was priced at 107% of par value. The gross proceeds from the issuance of the 2025 TMAT Bonds were approximately $432 million. Of this amount, $104 million was used to fund the redemption of the aggregate principal amount of TMAT’s outstanding 2015 special facility revenue bonds (the 2015 TMAT Bonds) and the remaining $328 million will be used to finance the cost of improvements at the Tulsa Maintenance Base. The net proceeds received from the 2025 TMAT Bonds, offset by related project spend, are reflected within other investing activities in the condensed consolidated statement of cash flows.
The 2025 TMAT Bonds bear interest at 6.25% per annum commencing on May 8, 2025, until the day preceding the applicable maturity date, on which date the bonds will be subject to mandatory tender for purchase by American. American is required to pay rent equal to the annual principal and interest requirement on the 2025 TMAT Bonds through payments under a sublease agreement with TMAT (as amended), and AAG guarantees the 2025 TMAT Bonds. American’s

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
obligations under both the sublease agreement with TMAT and the 2025 TMAT Bonds are secured by a leasehold mortgage on American’s lease of the Tulsa Maintenance Base.
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Litigation reserve adjustments	$47	$—	$77	$—
Labor contract expenses (1)	—	—	31	57
Severance expenses	—	—	5	13
Other operating special items, net	—	—	5	—
Mainline operating special items, net	47	—	118	70

Debt refinancing, extinguishment and other, net	(2)	7	17	7
Mark-to-market adjustments on equity investments, net (2)	(14)	5	15	51
Nonoperating special items, net	(16)	12	32	58

(1)Labor contract expenses for the six months ended June 30, 2025 included a one-time charge for adjustments to vacation accruals resulting from pay rate increases effective January 1, 2025, related to the ratification of the contract extension in the fourth quarter of 2024 with our mainline maintenance and fleet service team members.
Labor contract expenses for the six months ended June 30, 2024 included one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline passenger service team members, including a one-time signing bonus.
(2)Mark-to-market adjustments on equity investments, net included unrealized gains and losses associated with certain equity investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
3. Earnings Per Common Share
The following table provides the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic EPS:
Net income	$599	$717	$126	$405
Weighted average common shares outstanding (in thousands)	660,127	656,965	659,504	656,406
Basic EPS	$0.91	$1.09	$0.19	$0.62

Diluted EPS:
Net income	$599	$717	$126	$405
Interest expense on 6.50% convertible senior notes	—	9	—	22
Net income for purposes of computing diluted EPS	$599	$726	$126	$427
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	660,127	656,965	659,504	656,406
Dilutive effect of restricted stock unit awards	240	723	370	865
Dilutive effect of certain PSP Warrants and Treasury Loan Warrants	—	886	649	1,713
Assumed conversion of 6.50% convertible senior notes	—	61,728	—	61,728
Diluted weighted average common shares outstanding	660,367	720,302	660,523	720,712
Diluted EPS	$0.91	$1.01	$0.19	$0.59
The following were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
6.50% convertible senior notes (1)	—	—	30,864	—
Restricted stock unit awards	2,012	2,912	1,673	3,112

(1)On March 27, 2025, we provided notice to the holders of our Convertible Notes that we would settle our Convertible Notes at their upcoming maturity on July 1, 2025, in cash (including any conversions up to a price per share of AAG common stock of approximately $22.00). As a result, for the three months ended June 30, 2025, we have excluded the assumed conversion of the Convertible Notes from the calculation of diluted EPS.
In addition, excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are certain shares underlying the warrants issued pursuant to (i) the payroll support program established under the Coronavirus Aid, Relief, and Economic Security Act (PSP1 Warrants), (ii) the payroll support program established under the Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP2 Warrants), (iii) the payroll support program established under the American Rescue Plan Act of 2021 (PSP3 Warrants) and (iv) the Loan and Guarantee Agreement with the U.S. Department of Treasury (Treasury Loan Warrants).
During the first quarter of 2025, all of the PSP1 Warrants and Treasury Loan Warrants, 14.0 million shares and 4.4 million shares, respectively, were exercised at an exercise price of $12.51 per share and net settled in cash for $79 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The table below provides a summary of the warrants outstanding as of June 30, 2025:

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
4. Revenue Recognition
Revenue
The following are the significant categories comprising our operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Passenger revenue:
Passenger travel	$12,126	$12,212	$22,601	$22,795
Loyalty revenue - travel (1)	997	990	1,913	1,866
Total passenger revenue	13,123	13,202	24,514	24,661
Cargo	211	195	400	382
Other:
Loyalty revenue - marketing services	912	799	1,735	1,584
Other revenue	146	138	294	277
Total other revenue	1,058	937	2,029	1,861
Total operating revenues	$14,392	$14,334	$26,943	$26,904

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Domestic	$9,159	$9,342	$17,286	$17,604
Latin America	1,550	1,562	3,455	3,464
Atlantic	2,086	2,019	3,052	3,012
Pacific	328	279	721	581
Total passenger revenue	$13,123	$13,202	$24,514	$24,661
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

	June 30, 2025	December 31, 2024
	(In millions)
Loyalty program liability	$10,471	$10,054
Air traffic liability	8,240	6,759
Total	$18,711	$16,813
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2024	$10,054
Deferral of revenue	2,278
Recognition of revenue (1)	(1,861)
Balance at June 30, 2025 (2)	$10,471

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as the AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of June 30, 2025, our current loyalty program liability was $3.7 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the six months ended June 30, 2025, $4.8 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2025	December 31, 2024
Secured
2013 Term Loan Facility, variable interest rate of 6.50%, installments until due in February 2028	$970	$980
2014 Term Loan Facility, variable interest rate of 5.98%, installments until due in January 2027	1,159	1,171
2023 Term Loan Facility, variable interest rate of 6.51%, installments until due in June 2029	1,089	1,089
10.75% senior secured IP notes, interest only payments until due in February 2026	524	781
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	105	156
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes, interest only payments until due in May 2029	1,000	1,000
5.50% senior secured notes, installments until due in April 2026 (1)	1,167	1,750
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
2021 AAdvantage Term Loan Facility, variable interest rate of 6.52%, installments until due in April 2028 (1)	2,275	2,450
2025 AAdvantage Term Loan Facility, variable interest rate of 7.58%, installments beginning in July 2025 until due in May 2032 (1)	1,000	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 3.79%, maturing from 2025 to 2034	6,364	7,271
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 6.89%, averaging 6.03%, maturing from 2025 to 2037	4,522	4,094
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	880	880
	24,805	25,372
Unsecured
PSP1 Promissory Note, variable interest rate of 6.13%, interest only payments until due in April 2030	1,757	1,757
PSP2 Promissory Note, interest only payments until due in January 2031 (2)	1,030	1,030
PSP3 Promissory Note, interest only payments until due in April 2031 (2)	959	959
6.50% convertible senior notes, interest only payments until due in July 2025	1,000	1,000
	4,746	4,746
Total long-term debt	29,551	30,118
Less: Total unamortized debt discount, premium and issuance costs	332	305
Less: Current maturities	4,514	5,196
Long-term debt, net of current maturities	$24,705	$24,617

(1)Collectively referred to as the AAdvantage Financing.
(2)PSP2 and PSP3 notes bear interest at a fixed interest rate of 1.00% until the first and second quarters of 2026, respectively. Thereafter and until maturity, the notes bear interest at 2.00% plus an interest rate based on the Secured Overnight Financing Rate (SOFR) or other benchmark replacement rate consistent with customary market conventions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
As of June 30, 2025, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility (1)	$519
2014 Revolving Facility (1)	1,557
2023 Revolving Facility (1)	924
Other facilities (2)	400
Total	$3,400

(1)On April 21, 2025, the aggregate revolving commitments under the 2013, 2014 and 2023 Revolving Facilities were increased from $2.9 billion to $3.0 billion upon the upsize of commitments by certain existing lenders. No other terms were changed and there are no borrowings outstanding under the facilities.
(2)Includes a revolving credit facility that provides for borrowing capacity of up to $350 million, maturing in March 2027 with an option to extend for an additional year. Additionally, American currently has $50 million of available borrowing base under a cargo receivables facility that is set to expire in December 2025. There are no amounts drawn under these facilities.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
AAdvantage Term Loan Facilities
On March 24, 2025, American and AAdvantage Loyalty IP Ltd. (the Borrowers) entered into a second amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Second Amendment). As a result of the Second Amendment, the term loans outstanding with a principal amount of approximately $2.3 billion (the 2021 AAdvantage Term Loan Facility) were replaced with new term loans in the same principal amount. The terms of the new term loans are substantially similar to the prior term loans; however, the new term loans bear interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 1.25% per annum or, at the Borrowers’ option, the SOFR for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 2.25% per annum. Additionally, the scheduled quarterly principal amortization amount was reduced to 0.25% of the principal amount of term loans outstanding as of March 24, 2025 (approximately $6 million each quarter), payable beginning in July 2025, and the remaining balance is due at maturity in April 2028. Pursuant to the Second Amendment, the new term loans are not subject to a cost spread adjustment.
On May 28, 2025, the Borrowers entered into a third amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Third Amendment). As a result of the Third Amendment, the Borrowers incurred $1.0 billion of incremental term loans (the 2025 AAdvantage Term Loan Facility) due on May 28, 2032. The terms of the 2025 AAdvantage Term Loan Facility are substantially similar to the 2021 AAdvantage Term Loan Facility; however, the 2025 AAdvantage Term Loan Facility bears interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 2.25% per annum or, at the Borrowers’ option, the SOFR rate for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 3.25% per annum. Additionally, the scheduled quarterly principal amortization amount is equal to 0.25% of the original aggregate principal amount of the 2025 AAdvantage Term Loan Facility (approximately $3 million each quarter), payable beginning in July 2025, and the remaining balance is due at maturity in May 2032. Pursuant to the Third Amendment, the 2025 AAdvantage Term Loan Facility is not subject to a cost spread adjustment. The net proceeds from the 2025 AAdvantage Term Loan Facility were used to repay near term maturities, including the Convertible Notes described further below.
6.50% Convertible Senior Notes (the Convertible Notes)
On March 27, 2025, we provided notice to the holders of our Convertible Notes that we would settle our Convertible Notes at their maturity in cash (including any conversions up to a price per share of AAG common stock of approximately $22.00). We changed the default settlement method applicable to conversions of the Convertible Notes to provide that no shares of AAG common stock would be due upon settlement of the conversion of any Convertible Note (and, accordingly, such conversion would be settled entirely in cash) if the volume-weighted average price per share of AAG common stock did not exceed approximately $22.00 on any trading day of the 20-trading day “observation period” over which the consideration due upon conversion is calculated and determined. Pursuant to the terms of the indenture governing the Convertible Notes, the holders of the Convertible Notes could convert at their option beginning April 1, 2025, until the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
close of business on the scheduled trading day immediately before the maturity date, July 1, 2025, of the Convertible Notes.
On July 1, 2025, the volume-weighted average price per share of AAG common stock did not exceed $22.00 on any trading day of the 20-trading day “observation period” and therefore the Convertible Notes were settled at their maturity in cash for $1.0 billion.
Equipment Loans and Other Notes Payable Issued in 2025
During the first six months of 2025, American entered into agreements under which it borrowed $712 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2036 through 2037 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 6.29% as of June 30, 2025.
Other Financing Activities
During the first six months of 2025, American prepaid $487 million of the outstanding principal amounts of equipment notes issued under EETCs, and these amounts were applied to repay the related trust certificates. Additionally, American prepaid $308 million toward portions of the outstanding principal amounts of the 10.75% senior secured IP notes and 10.75% senior secured LGA/DCA notes.
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
We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to income or loss for the reporting period. We have changed to use the discrete method to calculate taxes for the three and six months ended June 30, 2025. At this time, we believe that the use of the discrete method for the three and six months ended June 30, 2025 is more appropriate than the estimated annual effective tax rate method due to the fact that small changes in projected full year income could cause material fluctuations in our annual effective tax rate applied during each quarter.
During the three and six months ended June 30, 2025, we recorded an income tax provision of $239 million and $63 million, respectively, which was substantially non-cash due to the utilization of the NOLs described above. Substantially all of our income before income taxes is attributable to the United States.
On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the OBBBA) was signed into law in the U.S. Among other changes, the OBBBA modifies key business tax provisions, including by restoring 100% bonus depreciation under Section 168(k), reverting to the higher, EBITDA-based, business interest expense limitation under Section 163(j) and changing the computation of taxes related to international operations. Based on our current analysis of these provisions, we do not believe these provisions will have a material impact on our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
7. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2025.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2025
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$925	$925	$—	$—
Corporate obligations	4,570	—	4,570	—
Bank notes/certificates of deposit/time deposits	1,745	—	1,745	—
Repurchase agreements	500	—	500	—
	7,740	925	6,815	—
Restricted cash and short-term investments (1), (3)	807	460	347	—
Long-term investments (4)	147	147	—	—
Total	$8,694	$1,532	$7,162	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)Our short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations, collateral associated with the payment of interest for the AAdvantage Financing and money market funds to be used to finance the cost of improvements at the Tulsa Maintenance Base. Restricted short-term investments mature in one year or less except for $157 million as of June 30, 2025.
(4)Long-term investments primarily include our equity investment in China Southern Airlines Company Limited (China Southern Airlines). See Note 8 for further information on our equity investments.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Convertible Notes, which would have been classified as Level 2, was $1.0 billion and $1.2 billion as of June 30, 2025 and December 31, 2024, respectively.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	June 30, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$29,219	$29,270	$—	$25,806	$3,464

	December 31, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$29,813	$30,010	$—	$26,402	$3,608

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
Our equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$267	$253
China Southern Airlines	Fair Value	1.5%	1.5%	139	142
Other investments (1)	Various			117	120
Total				$523	$515

(1)Primarily includes our investment in JetSMART Holdings Limited, which is accounted for under the equity method.
9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2025	2024	2025	2024
Service cost	$1	$—	$6	$8
Interest cost	183	181	18	17
Expected return on assets	(232)	(244)	(2)	(2)
Amortization of:
Prior service cost	—	—	4	3
Unrecognized net loss (gain)	24	27	(6)	(6)
Net periodic benefit cost (income)	$(24)	$(36)	$20	$20

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2025	2024	2025	2024
Service cost	$1	$1	$12	$16
Interest cost	367	362	35	34
Expected return on assets	(464)	(489)	(5)	(5)
Amortization of:
Prior service cost	—	—	9	7
Unrecognized net loss (gain)	47	54	(11)	(13)
Net periodic benefit cost (income)	$(49)	$(72)	$40	$39
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first six months of 2025, we made required contributions of $223 million to our defined benefit pension plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Income Tax Provision (1)		Total
Balance at December 31, 2024	$(2,959)	$(1,606)		$(4,565)
Amounts reclassified from AOCI	45	(10)	(2)	35
Net current-period other comprehensive income (loss)	45	(10)		35
Balance at June 30, 2025	$(2,914)	$(1,616)		$(4,530)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	$7	$5	Nonoperating other income (expense), net
Actuarial loss	14	16	28	32	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$17	$19	$35	$37
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
Regional expenses for the three months ended June 30, 2025 and 2024 include $81 million and $79 million of depreciation and amortization, respectively, and each includes $2 million of aircraft rent. Regional expenses for the six months ended June 30, 2025 and 2024 include $160 million and $158 million of depreciation and amortization, respectively, and $5 million and $4 million of aircraft rent, respectively.
During the three months ended June 30, 2025 and 2024, we recognized $174 million and $150 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). During the six months ended June 30, 2025 and 2024, we recognized $342 million and $299 million, respectively, of expense under our capacity purchase agreement with Republic. We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
12. Legal Proceedings
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice, joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against AAG and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the District of Massachusetts alleging that AAG and JetBlue violated U.S. antitrust law in connection with the previously disclosed Northeast Alliance arrangement (NEA). On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining AAG and JetBlue from continuing and further implementing the NEA. Following JetBlue’s notice of termination of the NEA, effective July 29, 2023, the airlines conducted a wind-down of the NEA. AAG filed a notice of appeal to the U.S. Court of Appeals for the First Circuit on September 25, 2023. The First Circuit affirmed the District Court’s decision on November 8, 2024. AAG filed a petition for writ of certiorari to the U.S. Supreme Court on February 27, 2025. On June 30, 2025, the U.S. Supreme Court denied the petition for writ of certiorari.
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
Securities and Stockholder Derivative Litigation. On July 18, 2024, AAG and certain of its current and former officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Northern District of Texas, captioned Qawasmi v. American Airlines Group Inc., et al. The Qawasmi plaintiff purports to represent investors who acquired AAG securities between January 25, 2024 and May 28, 2024. On August 28, 2024, AAG and certain of its current and former officers were named as defendants in a second putative class action lawsuit filed in the same court, captioned Thornburg v. American Airlines Group Inc., et al. The Thornburg plaintiff purports to represent investors who acquired AAG securities between July 20, 2023 and May 28, 2024. Both the Qawasmi and Thornburg complaints assert violations of Sections 10(b) and 20(a) of the Exchange Act based on allegations that, during the relevant periods, AAG misrepresented and/or omitted material facts related to its financial outlook and certain commercial initiatives. On September 16, 2024, certain purported AAG investors moved for consolidation of the Qawasmi and Thornburg actions as well as appointment as lead plaintiff. On November 22, 2024, the Qawasmi and Thornburg complaints were consolidated into a single action bearing the caption In re American Airlines Group Inc. Securities Litigation. The court also appointed co-lead plaintiffs and lead counsel to represent the putative class in the consolidated action. Plaintiffs filed a consolidated complaint on January 21, 2025, and an amended consolidated complaint on March 19, 2025. The consolidated complaint makes similar factual allegations to the prior complaints regarding AAG’s financial outlook and certain commercial initiatives. AAG and the individual defendants filed a joint motion to dismiss on March 21, 2025 that was fully submitted on May 23, 2025. That motion is currently pending.
Additionally, on September 19, 2024, certain of AAG’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit (in which AAG is a nominal defendant) filed in the U.S. District Court for the Northern District of Texas, captioned Hollin v. Isom, et al. The Hollin complaint asserts violations of Section 10(b) of the Exchange Act, breach of fiduciary duty, and claims for unjust enrichment and corporate waste. On September 26, 2024, a second derivative complaint was filed in the same court, similarly naming certain of AAG’s current and former directors and officers (as well as AAG as a nominal defendant), captioned Leon v. Isom, et al. The Leon complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duty, claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and a claim for contribution. The Hollin and Leon complaints generally allege the same purported misconduct as alleged in the securities class actions. On November 25, 2024, the Hollin and Leon complaints were consolidated into a single action bearing the caption In re American Airlines Group Inc. Stockholder Derivative Action. The derivative actions are currently stayed pending resolution of the securities class action. We believe

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
both the securities class action and shareholder derivative lawsuit are without merit and intend to defend against them vigorously.
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

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues:
Passenger	$13,123	$13,202	$24,514	$24,661
Cargo	211	195	400	382
Other	1,056	936	2,026	1,859
Total operating revenues	14,390	14,333	26,940	26,902
Operating expenses:
Aircraft fuel and related taxes	2,663	3,061	5,250	6,042
Salaries, wages and benefits	4,379	3,950	8,599	7,816
Regional expenses	1,325	1,260	2,674	2,457
Maintenance, materials and repairs	927	950	1,848	1,834
Other rent and landing fees	894	834	1,720	1,653
Aircraft rent	303	314	600	642
Selling expenses	535	456	985	864
Depreciation and amortization	475	472	941	939
Special items, net	47	—	118	70
Other	1,700	1,642	3,330	3,178
Total operating expenses	13,248	12,939	26,065	25,495
Operating income	1,142	1,394	875	1,407
Nonoperating income (expense):
Interest income	247	275	483	537
Interest expense, net	(440)	(511)	(893)	(1,031)
Other income (expense), net	36	2	(8)	(39)
Total nonoperating expense, net	(157)	(234)	(418)	(533)
Income before income taxes	985	1,160	457	874
Income tax provision	267	367	123	297
Net income	$718	$793	$334	$577
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$718	$793	$334	$577
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	17	19	35	37
Investments	—	—	—	(1)
Total other comprehensive income, net of tax	17	19	35	36
Total comprehensive income	$735	$812	$369	$613
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$824	$795
Short-term investments	7,737	6,177
Restricted cash and short-term investments	807	732
Accounts receivable, net	2,022	1,977
Receivables from related parties, net	8,570	8,187
Aircraft fuel, spare parts and supplies, net	2,594	2,476
Prepaid expenses and other	741	675
Total current assets	23,295	21,019
Operating property and equipment
Flight equipment	43,862	43,158
Ground property and equipment	9,791	9,709
Equipment purchase deposits	976	1,012
Total property and equipment, at cost	54,629	53,879
Less accumulated depreciation and amortization	(23,745)	(23,060)
Total property and equipment, net	30,884	30,819
Operating lease right-of-use assets	7,431	7,274
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $845 and $841, respectively	2,040	2,044
Deferred tax asset	1,935	2,068
Other assets	1,231	1,440
Total other assets	9,297	9,643
Total assets	$70,907	$68,755
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$3,602	$4,326
Accounts payable	3,037	2,372
Accrued salaries and wages	1,747	1,995
Air traffic liability	8,240	6,759
Loyalty program liability	3,666	3,556
Operating lease liabilities	1,110	1,082
Other accrued liabilities	2,938	2,812
Total current liabilities	24,340	22,902
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	21,532	21,410
Pension and postretirement benefits	1,803	2,115
Loyalty program liability	6,805	6,498
Operating lease liabilities	6,152	5,926
Other liabilities	1,633	1,670
Total noncurrent liabilities	37,925	37,619
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,447	17,408
Accumulated other comprehensive loss	(4,642)	(4,677)
Retained deficit	(4,163)	(4,497)
Total stockholder’s equity	8,642	8,234
Total liabilities and stockholder’s equity	$70,907	$68,755
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$3,292	$3,262
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,292)	(1,449)
Proceeds from sale-leaseback transactions and sale of property and equipment	200	353
Purchases of short-term investments	(4,680)	(4,712)
Sales of short-term investments	3,119	3,881
Decrease (increase) in restricted short-term investments	(73)	68
Other investing activities	280	(5)
Net cash used in investing activities	(2,446)	(1,864)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(2,364)	(1,831)
Proceeds from issuance of long-term debt	1,659	527
Other financing activities	(112)	(34)
Net cash used in financing activities	(817)	(1,338)
Net increase in cash and restricted cash	29	60
Cash and restricted cash at beginning of period	893	670
Cash and restricted cash at end of period (1)	$922	$730

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$683	$626
Property and equipment acquired through finance leases and other	90	158
Operating leases converted to finance leases	83	130
Finance leases converted to operating leases	45	30
Supplemental information:
Interest paid, net	780	918
Income taxes paid	10	6

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$824	$595
Restricted cash included in restricted cash and short-term investments	98	135
Total cash and restricted cash	$922	$730
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2024	$—	$17,408	$(4,677)	$(4,497)	$8,234
Net loss	—	—	—	(384)	(384)
Other comprehensive income, net	—	—	18	—	18
Share-based compensation expense	—	15	—	—	15
Intercompany equity transfer	—	1	—	—	1
Balance at March 31, 2025	—	17,424	(4,659)	(4,881)	7,884
Net income	—	—	—	718	718
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	22	—	—	22
Intercompany equity transfer	—	1	—	—	1
Balance at June 30, 2025	$—	$17,447	$(4,642)	$(4,163)	$8,642

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2023	$—	$17,335	$(4,999)	$(5,759)	$6,577
Net loss	—	—	—	(216)	(216)
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	27	—	—	27
Modification of share-based awards	—	(20)	—	—	(20)
Intercompany equity transfer	—	1	—	—	1
Balance at March 31, 2024	—	17,343	(4,982)	(5,975)	6,386
Net income	—	—	—	793	793
Other comprehensive income, net	—	—	19	—	19
Share-based compensation expense	—	20	—	—	20
Intercompany equity transfer	—	1	—	—	1
Balance at June 30, 2024	$—	$17,364	$(4,963)	$(5,182)	$7,219
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
The effect of these changes did not have a material impact to depreciation and amortization expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2025.
(c) Construction Projects
American’s improvements to the overhaul and maintenance base at Tulsa International Airport (Tulsa Maintenance Base) include the design, construction and renovation of various facilities at the Tulsa Maintenance Base. The Tulsa Maintenance Base is American’s largest maintenance facility and is an integral part of operating its mainline fleet. American has concluded that it does not control the underlying assets being constructed, and therefore, it recognizes operating lease liabilities with corresponding right-of-use assets on the condensed consolidated balance sheet as individual project stages are completed and leases commence.
In May 2025, the Tulsa Municipal Airport Trust (TMAT) issued $400 million aggregate principal amount of special facility revenue bonds on behalf of American, with $300 million maturing on December 1, 2035 and $100 million maturing on December 1, 2040 (collectively, the 2025 TMAT Bonds). The 2025 TMAT Bond due December 1, 2035 was priced at 109% of par value and the 2025 TMAT Bond due December 1, 2040 was priced at 107% of par value. The gross proceeds from the issuance of the 2025 TMAT Bonds were approximately $432 million. Of this amount, $104 million was used to fund the redemption of the aggregate principal amount of TMAT’s outstanding 2015 special facility revenue bonds (the 2015 TMAT Bonds) and the remaining $328 million will be used to finance the cost of improvements at the Tulsa Maintenance Base. The net proceeds received from the 2025 TMAT Bonds, offset by related project spend, are reflected within other investing activities in the condensed consolidated statement of cash flows.
The 2025 TMAT Bonds bear interest at 6.25% per annum commencing on May 8, 2025, until the day preceding the applicable maturity date, on which date the bonds will be subject to mandatory tender for purchase by American. American is required to pay rent equal to the annual principal and interest requirement on the 2025 TMAT Bonds through payments under a sublease agreement with TMAT (as amended), and AAG guarantees the 2025 TMAT Bonds. American’s obligations under both the sublease agreement with TMAT and the 2025 TMAT Bonds are secured by a leasehold mortgage on American’s lease of the Tulsa Maintenance Base.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Litigation reserve adjustments	$47	$—	$77	$—
Labor contract expenses (1)	—	—	31	57
Severance expenses	—	—	5	13
Other operating special items, net	—	—	5	—
Mainline operating special items, net	47	—	118	70

Debt refinancing, extinguishment and other, net	(2)	7	17	7
Mark-to-market adjustments on equity investments, net (2)	(14)	5	15	51
Nonoperating special items, net	(16)	12	32	58

(1)Labor contract expenses for the six months ended June 30, 2025 included a one-time charge for adjustments to vacation accruals resulting from pay rate increases effective January 1, 2025, related to the ratification of the contract extension in the fourth quarter of 2024 with American’s mainline maintenance and fleet service team members.
Labor contract expenses for the six months ended June 30, 2024 included one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline passenger service team members, including a one-time signing bonus.
(2)Mark-to-market adjustments on equity investments, net included unrealized gains and losses associated with certain equity investments.
3. Revenue Recognition
Revenue
The following are the significant categories comprising American’s operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Passenger revenue:
Passenger travel	$12,126	$12,212	$22,601	$22,795
Loyalty revenue - travel (1)	997	990	1,913	1,866
Total passenger revenue	13,123	13,202	24,514	24,661
Cargo	211	195	400	382
Other:
Loyalty revenue - marketing services	912	799	1,735	1,585
Other revenue	144	137	291	274
Total other revenue	1,056	936	2,026	1,859
Total operating revenues	$14,390	$14,333	$26,940	$26,902

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The following is American’s total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Domestic	$9,159	$9,342	$17,286	$17,604
Latin America	1,550	1,562	3,455	3,464
Atlantic	2,086	2,019	3,052	3,012
Pacific	328	279	721	581
Total passenger revenue	$13,123	$13,202	$24,514	$24,661
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

	June 30, 2025	December 31, 2024
	(In millions)
Loyalty program liability	$10,471	$10,054
Air traffic liability	8,240	6,759
Total	$18,711	$16,813
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2024	$10,054
Deferral of revenue	2,278
Recognition of revenue (1)	(1,861)
Balance at June 30, 2025 (2)	$10,471

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as the AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of June 30, 2025, American’s current loyalty program liability was $3.7 billion and represents American’s current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in American’s air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the six months ended June 30, 2025, $4.8 billion of revenue was recognized in passenger revenue that was included in American’s air traffic liability at December 31, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2025	December 31, 2024
Secured
2013 Term Loan Facility, variable interest rate of 6.50%, installments until due in February 2028	$970	$980
2014 Term Loan Facility, variable interest rate of 5.98%, installments until due in January 2027	1,159	1,171
2023 Term Loan Facility, variable interest rate of 6.51%, installments until due in June 2029	1,089	1,089
10.75% senior secured IP notes, interest only payments until due in February 2026	524	781
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	105	156
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes, interest only payments until due in May 2029	1,000	1,000
5.50% senior secured notes, installments until due in April 2026 (1)	1,167	1,750
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
2021 AAdvantage Term Loan Facility, variable interest rate of 6.52%, installments until due in April 2028 (1)	2,275	2,450
2025 AAdvantage Term Loan Facility, variable interest rate of 7.58%, installments beginning in July 2025 until due in May 2032 (1)	1,000	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 3.79%, maturing from 2025 to 2034	6,364	7,271
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 6.89%, averaging 6.03%, maturing from 2025 to 2037	4,522	4,094
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	880	880
Total long-term debt	24,805	25,372
Less: Total unamortized debt discount, premium and issuance costs	330	300
Less: Current maturities	3,514	4,196
Long-term debt, net of current maturities	$20,961	$20,876

(1)Collectively referred to as the AAdvantage Financing.
As of June 30, 2025, the maximum availability under American’s revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility (1)	$519
2014 Revolving Facility (1)	1,557
2023 Revolving Facility (1)	924
Other facilities (2)	400
Total	$3,400

(1)On April 21, 2025, the aggregate revolving commitments under the 2013, 2014 and 2023 Revolving Facilities were increased from $2.9 billion to $3.0 billion upon the upsize of commitments by certain existing lenders. No other terms were changed and there are no borrowings outstanding under the facilities.
(2)Includes a revolving credit facility that provides for borrowing capacity of up to $350 million, maturing in March 2027 with an option to extend for an additional year. Additionally, American currently has $50 million of available borrowing base under a cargo receivables facility that is set to expire in December 2025. There are no amounts drawn under these facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
AAdvantage Term Loan Facilities
On March 24, 2025, American and AAdvantage Loyalty IP Ltd. (the Borrowers) entered into a second amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Second Amendment). As a result of the Second Amendment, the term loans outstanding with a principal amount of approximately $2.3 billion (the 2021 AAdvantage Term Loan Facility) were replaced with new term loans in the same principal amount. The terms of the new term loans are substantially similar to the prior term loans; however, the new term loans bear interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 1.25% per annum or, at the Borrowers’ option, the Secured Overnight Financing Rate (SOFR) for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 2.25% per annum. Additionally, the scheduled quarterly principal amortization amount was reduced to 0.25% of the principal amount of term loans outstanding as of March 24, 2025 (approximately $6 million each quarter), payable beginning in July 2025, and the remaining balance is due at maturity in April 2028. Pursuant to the Second Amendment, the new term loans are not subject to a cost spread adjustment.
On May 28, 2025, the Borrowers entered into a third amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Third Amendment). As a result of the Third Amendment, the Borrowers incurred $1.0 billion of incremental term loans (the 2025 AAdvantage Term Loan Facility) due on May 28, 2032. The terms of the 2025 AAdvantage Term Loan Facility are substantially similar to the 2021 AAdvantage Term Loan Facility; however, the 2025 AAdvantage Term Loan Facility bears interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 2.25% per annum or, at the Borrowers’ option, the SOFR rate for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 3.25% per annum. Additionally, the scheduled quarterly principal amortization amount is equal to 0.25% of the original aggregate principal amount of the 2025 AAdvantage Term Loan Facility (approximately $3 million each quarter), payable beginning in July 2025, and the remaining balance is due at maturity in May 2032. Pursuant to the Third Amendment, the 2025 AAdvantage Term Loan Facility is not subject to a cost spread adjustment. The net proceeds from the 2025 AAdvantage Term Loan Facility were used to repay near term maturities, including the 6.50% convertible senior notes described in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A.
Equipment Loans and Other Notes Payable Issued in 2025
During the first six months of 2025, American entered into agreements under which it borrowed $712 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2036 through 2037 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 6.29% as of June 30, 2025.
Other Financing Activities
During the first six months of 2025, American prepaid $487 million of the outstanding principal amounts of equipment notes issued under EETCs, and these amounts were applied to repay the related trust certificates. Additionally, American prepaid $308 million toward portions of the outstanding principal amounts of the 10.75% senior secured IP notes and 10.75% senior secured LGA/DCA notes.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

volatility of aircraft fuel and travel demand. American has determined that positive factors outweigh negative factors in the determination of the realizability of its deferred tax assets.
American has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to income or loss for the reporting period. American has changed to use the discrete method to calculate taxes for the three and six months ended June 30, 2025. At this time, American believes that the use of the discrete method for the three and six months ended June 30, 2025 is more appropriate than the estimated annual effective tax rate method due to the fact that small changes in projected full year income could cause material fluctuations in American’s annual effective tax rate applied during each quarter.
During the three and six months ended June 30, 2025, American recorded an income tax provision of $267 million and $123 million, respectively, which was substantially non-cash due to the utilization of the NOLs described above. Substantially all of American’s income before income taxes is attributable to the United States.
On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the OBBBA) was signed into law in the U.S. Among other changes, the OBBBA modifies key business tax provisions, including by restoring 100% bonus depreciation under Section 168(k), reverting to the higher, EBITDA-based, business interest expense limitation under Section 163(j) and changing the computation of taxes related to international operations. Based on American’s current analysis of these provisions, American does not believe these provisions will have a material impact on its consolidated financial statements.
6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2025.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2025
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$923	$923	$—	$—
Corporate obligations	4,570	—	4,570	—
Bank notes/certificates of deposit/time deposits	1,744	—	1,744	—
Repurchase agreements	500	—	500	—
	7,737	923	6,814	—
Restricted cash and short-term investments (1), (3)	807	460	347	—
Long-term investments (4)	147	147	—	—
Total	$8,691	$1,530	$7,161	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)American’s short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations, collateral associated with the payment of interest for the AAdvantage Financing and money market funds to be used to finance the cost of improvements at the Tulsa Maintenance Base. Restricted short-term investments mature in one year or less except for $157 million as of June 30, 2025.
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
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	June 30, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$24,475	$24,806	$—	$24,806	$—

	December 31, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$25,072	$25,234	$—	$25,234	$—
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
American’s equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$267	$253
China Southern Airlines	Fair Value	1.5%	1.5%	139	142
Other investments (1)	Various			117	120
Total				$523	$515

(1)Primarily includes American’s investment in JetSMART Holdings Limited, which is accounted for under the equity method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

8. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2025	2024	2025	2024
Service cost	$1	$—	$6	$8
Interest cost	182	180	18	17
Expected return on assets	(231)	(243)	(2)	(2)
Amortization of:
Prior service cost	—	—	4	3
Unrecognized net loss (gain)	24	27	(6)	(6)
Net periodic benefit cost (income)	$(24)	$(36)	$20	$20

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2025	2024	2025	2024
Service cost	$1	$1	$12	$16
Interest cost	364	360	35	34
Expected return on assets	(460)	(487)	(5)	(5)
Amortization of:
Prior service cost	—	—	9	7
Unrecognized net loss (gain)	47	54	(11)	(13)
Net periodic benefit cost (income)	$(48)	$(72)	$40	$39
Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first six months of 2025, American made required contributions of $221 million to its defined benefit pension plans.
9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Income Tax Provision (1)		Total
Balance at December 31, 2024	$(2,962)	$(1,715)		$(4,677)
Amounts reclassified from AOCI	45	(10)	(2)	35
Net current-period other comprehensive income (loss)	45	(10)		35
Balance at June 30, 2025	$(2,917)	$(1,725)		$(4,642)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	$7	$5	Nonoperating other income (expense), net
Actuarial loss	14	16	28	32	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$17	$19	$35	$37
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
Regional expenses for the three months ended June 30, 2025 and 2024 include $72 million and $69 million of depreciation and amortization, respectively, and each includes $2 million of aircraft rent. Regional expenses for the six months ended June 30, 2025 and 2024 include $141 million and $138 million of depreciation and amortization, respectively, and $5 million and $4 million of aircraft rent, respectively.
During the three months ended June 30, 2025 and 2024, American recognized $174 million and $150 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). During the six months ended June 30, 2025 and 2024, American recognized $342 million and $299 million, respectively, of expense under its capacity purchase agreement with Republic. American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.
11. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	June 30, 2025	December 31, 2024
AAG	$10,622	$10,258
AAG’s wholly-owned subsidiaries (1)	(2,052)	(2,071)
Total	$8,570	$8,187

(1)The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

12. Legal Proceedings
Government Antitrust Action Related to the Northeast Alliance. On September 21, 2021, the United States Department of Justice, joined by Attorneys General from six states and the District of Columbia, filed an antitrust complaint against AAG and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the District of Massachusetts alleging that AAG and JetBlue violated U.S. antitrust law in connection with the previously disclosed Northeast Alliance arrangement (NEA). On May 19, 2023, the U.S. District Court for the District of Massachusetts issued an order permanently enjoining AAG and JetBlue from continuing and further implementing the NEA. Following JetBlue’s notice of termination of the NEA, effective July 29, 2023, the airlines conducted a wind-down of the NEA. AAG filed a notice of appeal to the U.S. Court of Appeals for the First Circuit on September 25, 2023. The First Circuit affirmed the District Court’s decision on November 8, 2024. AAG filed a petition for writ of certiorari to the U.S. Supreme Court on February 27, 2025. On June 30, 2025, the U.S. Supreme Court denied the petition for writ of certiorari.
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
Securities and Stockholder Derivative Litigation. On July 18, 2024, AAG and certain of its current and former officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Northern District of Texas, captioned Qawasmi v. American Airlines Group Inc., et al. The Qawasmi plaintiff purports to represent investors who acquired AAG securities between January 25, 2024 and May 28, 2024. On August 28, 2024, AAG and certain of its current and former officers were named as defendants in a second putative class action lawsuit filed in the same court, captioned Thornburg v. American Airlines Group Inc., et al. The Thornburg plaintiff purports to represent investors who acquired AAG securities between July 20, 2023 and May 28, 2024. Both the Qawasmi and Thornburg complaints assert violations of Sections 10(b) and 20(a) of the Exchange Act based on allegations that, during the relevant periods, AAG misrepresented and/or omitted material facts related to its financial outlook and certain commercial initiatives. On September 16, 2024, certain purported AAG investors moved for consolidation of the Qawasmi and Thornburg actions as well as appointment as lead plaintiff. On November 22, 2024, the Qawasmi and Thornburg complaints were consolidated into a single action bearing the caption In re American Airlines Group Inc. Securities Litigation. The court also appointed co-lead plaintiffs and lead counsel to represent the putative class in the consolidated action. Plaintiffs filed a consolidated complaint on January 21, 2025, and an amended consolidated complaint on March 19, 2025. The consolidated complaint makes similar factual allegations to the prior complaints regarding AAG’s financial outlook and certain commercial initiatives. AAG and the individual defendants filed a joint motion to dismiss on March 21, 2025 that was fully submitted on May 23, 2025. That motion is currently pending.
Additionally, on September 19, 2024, certain of AAG’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit (in which AAG is a nominal defendant) filed in the U.S. District Court for the Northern District of Texas, captioned Hollin v. Isom, et al. The Hollin complaint asserts violations of Section 10(b) of the Exchange Act, breach of fiduciary duty, and claims for unjust enrichment and corporate waste. On September 26, 2024, a second derivative complaint was filed in the same court, similarly naming certain of AAG’s current and former directors and officers (as well as AAG as a nominal defendant), captioned Leon v. Isom, et al. The Leon complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duty, claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and a claim for contribution. The Hollin and Leon complaints generally allege the same purported misconduct as alleged in the securities class actions. On November 25, 2024, the Hollin and Leon complaints were consolidated into a single action bearing the caption In re American Airlines Group Inc. Stockholder Derivative Action. The derivative actions are currently stayed pending resolution of the securities class action. AAG

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

believes both the securities class action and shareholder derivative lawsuit are without merit and intends to defend against them vigorously.
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
Financial Overview
Business and Macroeconomic Conditions
Starting in the first quarter of 2025, the U.S. Government has promoted and implemented plans to place additional tariffs on goods imported into the U.S. from numerous countries and has pursued other trade policies intended to restrict imports and, in response, multiple nations have countered with reciprocal tariffs and other actions.
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
AAG’s Second Quarter 2025 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Passenger revenue	$13,123	$13,202	$(79)	(0.6)
Cargo revenue	211	195	16	8.2
Other operating revenue	1,058	937	121	13.0
Total operating revenues	14,392	14,334	58	0.4
Aircraft fuel and related taxes	2,663	3,061	(398)	(13.0)
Salaries, wages and benefits	4,382	3,953	429	10.9
Total operating expenses	13,257	12,950	307	2.4
Operating income	1,135	1,384	(249)	(18.0)
Pre-tax income	838	1,028	(190)	(18.5)
Income tax provision	239	311	(72)	(23.4)
Net income	599	717	(118)	(16.4)

Pre-tax income – GAAP	$838	$1,028	$(190)	(18.5)
Adjusted for: pre-tax net special items (1)	31	12	19	nm (2)
Pre-tax income excluding net special items	$869	$1,040	$(171)	(16.4)

(1)See “Reconciliation of GAAP to Non-GAAP Financial Measures” below and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.
(2)Not meaningful or greater than 100% change.
Pre-Tax Income and Net Income
Pre-tax income and net income were $838 million and $599 million, respectively, in the second quarter of 2025. This compares to second quarter of 2024 pre-tax income and net income of $1.0 billion and $717 million, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $869 million and $1.0 billion in the second quarters of 2025 and 2024, respectively.

The period-over-period decrease in our pre-tax income on both a GAAP basis and excluding pre-tax net special items was principally driven by increases in operating expenses including salaries, wages and benefits and selling expenses, offset in part by lower costs for aircraft fuel and related taxes.
Revenue
In the second quarter of 2025, we reported total operating revenues of $14.4 billion, an increase of $58 million, or 0.4%, from the second quarter of 2024. Passenger revenue was $13.1 billion, a decrease of $79 million, or 0.6%, in the second quarter of 2025 from the second quarter of 2024. Our passenger revenue in the second quarter of 2025 was impacted by softness in domestic demand for air travel, offset in part by continued strength in international air travel, particularly in the Atlantic region. Atlantic PRASM increased 5.0% in the second quarter of 2025 as compared to the second quarter of 2024.
Cargo revenue increased $16 million, or 8.2%, in the second quarter of 2025 from the second quarter of 2024, primarily due to a 6.9% increase in cargo yield and a 1.2% increase in cargo ton miles.
Other operating revenue increased $121 million, or 13.0%, in the second quarter of 2025 from the second quarter of 2024, driven primarily by higher revenue associated with our loyalty program. During the three months ended June 30, 2025 and 2024, cash payments from co-branded credit card and other partners were $1.41 billion and $1.36 billion, respectively.
Our total revenue per available seat mile (TRASM) was 18.54 cents in the second quarter of 2025, a 2.7% decrease as compared to 19.05 cents in the second quarter of 2024.
Fuel
Aircraft fuel and related taxes was $2.7 billion in the second quarter of 2025, which was $398 million, or 13.0%, lower as compared to the second quarter of 2024. This was primarily due to a 15.3% decrease in the average price per gallon of aircraft fuel including related taxes to $2.29 in the second quarter of 2025 from $2.70 in the second quarter of 2024, offset in part by a 2.7% increase in gallons of fuel consumed due to increased capacity.
As of June 30, 2025, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity” in our 2024 Form 10-K.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel. Additionally, we continue to focus on initiatives to reengineer our business through the use of digital solutions, process enhancements and procurement transformation and we intend to continue to invest in reengineering our business through the remainder of 2025 and beyond to build an even more efficient airline and continue to manage costs while delivering a better experience for our customers and team.
Our 2025 second quarter total operating cost per available seat mile (CASM) was 17.08 cents, a decrease of 0.8% from 17.21 cents in the second quarter of 2024. The decrease in CASM was primarily driven by lower aircraft fuel costs, offset in part by higher costs for salaries, wages and benefits and selling expenses.
Our 2025 second quarter CASM excluding net special items and fuel was 13.59 cents, an increase of 3.4% from 13.14 cents in the second quarter of 2024, which was primarily driven by higher costs for salaries, wages and benefits and selling expenses.
For a reconciliation of CASM to CASM excluding net special items and fuel, see “Reconciliation of GAAP to Non-GAAP Financial Measures” below.

Liquidity
As of June 30, 2025, we had $12.0 billion in total available liquidity, consisting of $8.6 billion in unrestricted cash and short-term investments, and $3.4 billion in total undrawn capacity under revolving credit and other facilities.
During the first six months of 2025, we completed the following financing transactions (see Note 1 and Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on 2025 financing activities):
•amended the AAdvantage term loan credit and guaranty agreement to reduce the applicable interest rate margin and reduce the scheduled quarterly principal amortization amount;
•issued $1.0 billion of incremental term loans pursuant to the AAdvantage term loan credit guaranty agreement (2025 AAdvantage Term Loan Facility), as amended;
•prepaid $487 million of the outstanding principal amounts of certain equipment notes issued under enhanced equipment trust certificates (EETCs);
•received $432 million of gross proceeds pursuant to special facility revenue bonds issued by the Tulsa Municipal Airport Trust (TMAT), of which a portion was used to fund the redemption of other bonds related to TMAT and the remaining amount will be used to finance the cost of improvements at American’s overhaul and maintenance base at Tulsa International Airport;
•prepaid $308 million toward portions of the outstanding principal amounts of the 10.75% senior secured IP notes (the IP Notes) and the 10.75% senior secured LGA/DCA notes (LGA/DCA Notes); and
•issued $712 million of equipment loans and other notes payable in connection with the financing of certain aircraft.
American Eagle Flight 5342
On January 29, 2025, American Eagle flight 5342 was involved in a fatal accident in Washington, D.C. The Bombardier CRJ 700 aircraft operated by PSA Airlines, Inc. was en route to Washington, D.C. from Wichita, Kansas when it was involved in a midair collision near Ronald Reagan Washington National Airport. We estimate that the accident reduced first quarter 2025 total operating revenues by approximately $200 million, of which the impacted revenue is not covered by insurance. American has industry standard insurance coverage for this incident and is continuing to assess the full impact on its business resulting from the accident.

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
The following table presents the reconciliation of pre-tax income (GAAP measure) to pre-tax income excluding net special items (non-GAAP measure). Management uses this non-GAAP financial measure to evaluate our current operating performance and to allow for period-to-period comparisons. As net special items may vary from period-to-period in nature and amount, the adjustment to exclude net special items provides management with an additional tool to understand our core operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Reconciliation of Pre-Tax Income Excluding Net Special Items:
Pre-tax income – GAAP	$838	$1,028	$189	$615
Pre-tax net special items (1):
Mainline operating special items, net	47	—	118	70
Nonoperating special items, net	(16)	12	32	58
Total pre-tax net special items	31	12	150	128
Pre-tax income excluding net special items	$869	$1,040	$339	$743

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

Additionally, the table below presents the reconciliation of total operating costs (GAAP measure) to total operating costs excluding net special items and fuel (non-GAAP measure) and CASM to CASM excluding net special items and fuel. Management uses total operating costs excluding net special items and fuel and CASM excluding net special items and fuel to evaluate our current operating performance and for period-to-period comparisons. The price of fuel, over which we have no control, impacts the comparability of period-to-period financial performance. The adjustment to exclude net special items and fuel provides management with an additional tool to understand and analyze our non-fuel costs and core operating performance. Amounts may not recalculate due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$13,257	$12,950	$26,079	$25,513
Operating net special items (1):
Mainline operating special items, net	(47)	—	(118)	(70)
Aircraft fuel and related taxes	(2,663)	(3,061)	(5,250)	(6,042)
Total operating expenses, excluding net special items and fuel	$10,547	$9,889	$20,711	$19,401

Total available seat miles (ASM)	77,636	75,263	147,539	145,779
(In cents)
CASM	17.08	17.21	17.68	17.50
Operating net special items per ASM (1):
Mainline operating special items, net	(0.06)	—	(0.08)	(0.05)
Aircraft fuel and related taxes per ASM	(3.43)	(4.07)	(3.56)	(4.14)
CASM, excluding net special items and fuel	13.59	13.14	14.04	13.31

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and six months ended June 30, 2025 and 2024. Amounts may not recalculate due to rounding.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024		2025	2024
Revenue passenger miles (millions) (a)	65,762	65,144	0.9%	122,118	122,617	(0.4)%
Available seat miles (millions) (b)	77,636	75,263	3.2%	147,539	145,779	1.2%
Passenger load factor (percent) (c)	84.7	86.6	(1.9)pts	82.8	84.1	(1.3)pts
Yield (cents) (d)	19.96	20.27	(1.5)%	20.07	20.11	(0.2)%
Passenger revenue per available seat mile (cents) (e)	16.90	17.54	(3.6)%	16.62	16.92	(1.8)%
Total revenue per available seat mile (cents) (f)	18.54	19.05	(2.7)%	18.26	18.46	(1.0)%
Fuel consumption (gallons in millions)	1,163	1,132	2.7%	2,206	2,174	1.4%
Average aircraft fuel price including related taxes (dollars per gallon)	2.29	2.70	(15.3)%	2.38	2.78	(14.3)%
Total operating cost per available seat mile (cents) (g)	17.08	17.21	(0.8)%	17.68	17.50	1.0%
Aircraft at end of period (h)	1,539	1,529	0.7%	1,539	1,529	0.7%
Full-time equivalent employees at end of period	138,100	137,400	0.5%	138,100	137,400	0.5%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excluded from the aircraft count above are six regional aircraft in temporary storage as of June 30, 2025 as follows: four Bombardier CRJ 900 and two Embraer 145.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Operating Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Passenger	$13,123	$13,202	$(79)	(0.6)
Cargo	211	195	16	8.2
Other	1,058	937	121	13.0
Total operating revenues	$14,392	$14,334	$58	0.4
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended June 30, 2024
	Three Months Ended June 30, 2025	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$13,123	0.9%	3.2%	(1.9)pts	(1.5)%	(3.6)%
Passenger revenue decreased $79 million, or 0.6%, in the second quarter of 2025 from the second quarter of 2024. Our passenger revenue in the second quarter of 2025 was impacted by softness in domestic demand for air travel, offset in part by continued strength in international air travel, particularly in the Atlantic region. Atlantic PRASM increased 5.0% in the second quarter of 2025 as compared to the second quarter of 2024.
Cargo revenue increased $16 million, or 8.2%, in the second quarter of 2025 from the second quarter of 2024, primarily due to a 6.9% increase in cargo yield and a 1.2% increase in cargo ton miles.
Other operating revenue increased $121 million, or 13.0%, in the second quarter of 2025 from the second quarter of 2024, driven primarily by higher revenue associated with our loyalty program. During the three months ended June 30, 2025 and 2024, cash payments from co-branded credit card and other partners were $1.41 billion and $1.36 billion, respectively.
Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,663	$3,061	$(398)	(13.0)
Salaries, wages and benefits	4,382	3,953	429	10.9
Regional expenses	1,331	1,268	63	5.0
Maintenance, materials and repairs	927	950	(23)	(2.5)
Other rent and landing fees	894	834	60	7.2
Aircraft rent	303	314	(11)	(3.8)
Selling expenses	535	456	79	17.5
Depreciation and amortization	476	474	2	0.5
Mainline operating special items, net	47	—	47	nm
Other	1,699	1,640	59	3.6
Total operating expenses	$13,257	$12,950	$307	2.4
Aircraft fuel and related taxes decreased $398 million, or 13.0%, in the second quarter of 2025 from the second quarter of 2024, primarily due to a 15.3% decrease in the average price per gallon of aircraft fuel including related taxes to $2.29 in the second quarter of 2025 from $2.70 in the second quarter of 2024, offset in part by a 2.7% increase in gallons of fuel consumed due to increased capacity.

Salaries, wages and benefits increased $429 million, or 10.9%, in the second quarter of 2025 from the second quarter of 2024, primarily due to contractual wage rate increases and higher costs for benefit-related items associated with newly ratified and extended labor agreements reached in 2024, as well as annual contractual wage rate increases in our other labor agreements.
Regional expenses increased $63 million, or 5.0%, in the second quarter of 2025 from the second quarter of 2024, primarily due to an increase in regional flight operations as regional capacity, as measured by ASMs, increased 11.7% in the second quarter of 2025 from the second quarter of 2024.
Maintenance, materials and repairs decreased $23 million, or 2.5%, in the second quarter of 2025 from the second quarter of 2024, primarily due to a decrease in the volume of engine overhauls, offset in part by increased costs for component part repairs and airframe heavy checks driven by higher volume.
Other rent and landing fees increased $60 million, or 7.2%, in the second quarter of 2025 from the second quarter of 2024, primarily due to rate increases at certain airports, offset in part by a decrease in leased engines.
Selling expenses increased $79 million, or 17.5%, in the second quarter of 2025 from the second quarter of 2024, primarily due to an increase in commissions expense, driven by higher costs resulting from renegotiated agency contracts, as well as an increase in credit card fees driven by higher rates. Higher advertising expenses also contributed to the increase in selling expenses.
Operating Special Items, Net

	Three Months Ended June 30,
	2025	2024
	(In millions)
Litigation reserve adjustments	$47	$—
Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Interest income	$100	$128	$(28)	(21.5)
Interest expense, net	(433)	(486)	53	(10.9)
Other income, net	36	2	34	nm
Total nonoperating expense, net	$(297)	$(356)	$59	(16.6)
Interest income decreased $28 million, or 21.5%, in the second quarter of 2025 from the second quarter of 2024, primarily due to lower interest rates that reduced returns on our short-term investments. Interest expense, net decreased $53 million, or 10.9%, in the second quarter of 2025 from the second quarter of 2024, primarily due to lower interest rates on our variable-rate debt instruments and lower outstanding debt subsequent to the second quarter of 2024, as we continue our efforts to strengthen the balance sheet.
In the second quarter of 2025, other nonoperating income, net primarily included $16 million of net special credits and $11 million of non-service related pension and other postretirement benefit plan income.
In the second quarter of 2024, other nonoperating income, net primarily included $24 million of non-service related pension and other postretirement benefit plan income, offset in part by $12 million of net special charges.
Income Taxes
In the second quarter of 2025, we recorded an income tax provision of $239 million. Substantially all of our income before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Operating Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Passenger	$24,514	$24,661	$(147)	(0.6)
Cargo	400	382	18	4.7
Other	2,029	1,861	168	9.0
Total operating revenues	$26,943	$26,904	$39	0.1
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Six Months Ended June 30, 2024
	Six Months Ended June 30, 2025	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$24,514	(0.4)%	1.2%	(1.3)pts	(0.2)%	(1.8)%
Passenger revenue decreased $147 million, or 0.6%, in the first six months of 2025 from the first six months of 2024. Our passenger revenue in the first six months of 2025 was impacted by softness in domestic demand for air travel and the American Eagle Flight 5342 accident, offset in part by continued strength in international air travel, particularly in the Atlantic and Pacific regions. Atlantic and Pacific PRASM increased 7.5% and 2.7%, respectively, in the first six months of 2025 as compared to the first six months of 2024.
Cargo revenue increased $18 million, or 4.7%, in the first six months of 2025 from the first six months of 2024, primarily due to a 4.2% increase in cargo yield.
Other operating revenue increased $168 million, or 9.0%, in the first six months of 2025 from the first six months of 2024, driven primarily by higher revenue associated with our loyalty program. During the six months ended June 30, 2025 and 2024, cash payments from co-branded credit card and other partners were $3.2 billion and $3.0 billion, respectively.
Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$5,250	$6,042	$(792)	(13.1)
Salaries, wages and benefits	8,604	7,820	784	10.0
Regional expenses	2,683	2,469	214	8.7
Maintenance, materials and repairs	1,848	1,834	14	0.8
Other rent and landing fees	1,720	1,653	67	4.1
Aircraft rent	600	642	(42)	(6.6)
Selling expenses	985	864	121	14.0
Depreciation and amortization	944	944	—	—
Mainline operating special items, net	118	70	48	67.9
Other	3,327	3,175	152	4.8
Total operating expenses	$26,079	$25,513	$566	2.2
Aircraft fuel and related taxes decreased $792 million, or 13.1%, in the first six months of 2025 from the first six months of 2024, primarily due to a 14.3% decrease in the average price per gallon of aircraft fuel including related taxes to $2.38 in the first six months of 2025 from $2.78 in the first six months of 2024, offset in part by a 1.4% increase in gallons of fuel consumed due to increased capacity.

Salaries, wages and benefits increased $784 million, or 10.0%, in the first six months of 2025 from the first six months of 2024, primarily due to contractual wage rate increases and higher costs for benefit-related items associated with newly ratified and extended labor agreements reached in 2024, as well as annual contractual wage rate increases in our other labor agreements.
Regional expenses increased $214 million, or 8.7%, in the first six months of 2025 from the first six months of 2024, primarily due to an increase in regional flight operations as regional capacity, as measured by ASMs, increased 13.4% in the first six months of 2025 from the first six months of 2024. In addition, higher maintenance, materials and repair costs driven by an increase in the volume of airframe heavy checks and engine overhauls also contributed to the increase in regional expenses.
Maintenance, materials and repairs increased $14 million, or 0.8%, in the first six months of 2025 from the first six months of 2024, primarily due to increased costs for component part repairs and airframe heavy checks driven by higher volume, offset in part by a decrease in the volume of engine overhauls.
Other rent and landing fees increased $67 million, or 4.1%, in the first six months of 2025 from the first six months of 2024, primarily due to rate increases at certain airports, offset in part by a decrease in leased engines.
Aircraft rent decreased $42 million, or 6.6%, in the first six months of 2025 from the first six months of 2024, primarily due to decreased rental payments associated with aircraft lease extensions.
Selling expenses increased $121 million, or 14.0%, in the first six months of 2025 from the first six months of 2024, primarily due to an increase in commissions expense, driven by higher costs resulting from renegotiated agency contracts, as well as an increase in advertising expenses. Higher credit card fees driven by higher rates also contributed to the increase in selling expenses.
Operating Special Items, Net

	Six Months Ended June 30,
	2025	2024
	(In millions)
Litigation reserve adjustments	$77	$—
Labor contract expenses (1)	31	57
Severance expenses	5	13
Other operating special items, net	5	—
Mainline operating special items, net	$118	$70

(1)Labor contract expenses for the six months ended June 30, 2025 included a one-time charge for adjustments to vacation accruals resulting from pay rate increases effective January 1, 2025, related to the ratification of the contract extension in the fourth quarter of 2024 with our mainline maintenance and fleet service team members.
Labor contract expenses for the six months ended June 30, 2024 included one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline passenger service team members, including a one-time signing bonus.
Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Decrease
	2025	2024
	(In millions, except percentage changes)
Interest income	$194	$246	$(52)	(20.9)
Interest expense, net	(861)	(984)	123	(12.4)
Other expense, net	(8)	(38)	30	(80.0)
Total nonoperating expense, net	$(675)	$(776)	$101	(13.0)
Interest income decreased $52 million, or 20.9%, in the first six months of 2025 from the first six months of 2024, primarily due to lower interest rates that reduced returns on our short-term investments. Interest expense, net decreased

$123 million, or 12.4%, in the first six months of 2025 from the first six months of 2024, primarily due to lower interest rates on our variable-rate debt instruments and lower outstanding debt subsequent to the second quarter of 2024, as we continue our efforts to strengthen the balance sheet.
In the first six months of 2025, other nonoperating expense, net included $32 million of net special charges primarily for debt refinancings and extinguishments and mark-to-market net unrealized losses associated with certain equity investments, offset in part by $22 million of non-service related pension and other postretirement benefit plan income.
In the first six months of 2024, other nonoperating expense, net included $58 million of net special charges primarily for mark-to-market net unrealized losses associated with certain equity investments and $10 million of foreign currency losses, offset in part by $50 million of non-service related pension and other postretirement benefit plan income.
Income Taxes
In the first six months of 2025, we recorded an income tax provision of $63 million. Substantially all of our income before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
American’s Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Operating Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Passenger	$13,123	$13,202	$(79)	(0.6)
Cargo	211	195	16	8.2
Other	1,056	936	120	12.9
Total operating revenues	$14,390	$14,333	$57	0.4
Passenger revenue decreased $79 million, or 0.6%, in the second quarter of 2025 from the second quarter of 2024. American’s passenger revenue in the second quarter of 2025 was impacted by softness in domestic demand for air travel, offset in part by continued strength in international air travel, particularly in the Atlantic region.
Cargo revenue increased $16 million, or 8.2%, in the second quarter of 2025 from the second quarter of 2024, primarily due to an increase in cargo yield and an increase in cargo ton miles.
Other operating revenue increased $120 million, or 12.9%, in the second quarter of 2025 from the second quarter of 2024, driven primarily by higher revenue associated with American’s loyalty program. During the three months ended June 30, 2025 and 2024, cash payments from co-branded credit card and other partners were $1.41 billion and $1.36 billion, respectively.

Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,663	$3,061	$(398)	(13.0)
Salaries, wages and benefits	4,379	3,950	429	10.9
Regional expenses	1,325	1,260	65	5.2
Maintenance, materials and repairs	927	950	(23)	(2.5)
Other rent and landing fees	894	834	60	7.2
Aircraft rent	303	314	(11)	(3.8)
Selling expenses	535	456	79	17.5
Depreciation and amortization	475	472	3	0.7
Mainline operating special items, net	47	—	47	nm
Other	1,700	1,642	58	3.6
Total operating expenses	$13,248	$12,939	$309	2.4
Aircraft fuel and related taxes decreased $398 million, or 13.0%, in the second quarter of 2025 from the second quarter of 2024, primarily due to a 15.3% decrease in the average price per gallon of aircraft fuel including related taxes to $2.29 in the second quarter of 2025 from $2.70 in the second quarter of 2024, offset in part by a 2.7% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $429 million, or 10.9%, in the second quarter of 2025 from the second quarter of 2024, primarily due to contractual wage rate increases and higher costs for benefit-related items associated with newly ratified and extended labor agreements reached in 2024, as well as annual contractual wage rate increases in American’s other labor agreements.
Regional expenses increased $65 million, or 5.2%, in the second quarter of 2025 from the second quarter of 2024, primarily due to an increase in regional flight operations and costs at American’s regional carriers.
Maintenance, materials and repairs decreased $23 million, or 2.5%, in the second quarter of 2025 from the second quarter of 2024, primarily due to a decrease in the volume of engine overhauls, offset in part by increased costs for component part repairs and airframe heavy checks driven by higher volume.
Other rent and landing fees increased $60 million, or 7.2%, in the second quarter of 2025 from the second quarter of 2024, primarily due to rate increases at certain airports, offset in part by a decrease in leased engines.
Selling expenses increased $79 million, or 17.5%, in the second quarter of 2025 from the second quarter of 2024, primarily due to an increase in commissions expense, driven by higher costs resulting from renegotiated agency contracts, as well as an increase in credit card fees driven by higher rates. Higher advertising expenses also contributed to the increase in selling expenses.
Operating Special Items, Net

	Three Months Ended June 30,
	2025	2024
	(In millions)
Litigation reserve adjustments	$47	$—

Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Interest income	$247	$275	$(28)	(10.1)
Interest expense, net	(440)	(511)	71	(13.7)
Other income, net	36	2	34	nm
Total nonoperating expense, net	$(157)	$(234)	$77	(32.6)
Interest income decreased $28 million, or 10.1%, in the second quarter of 2025 from the second quarter of 2024, primarily due to lower interest rates that reduced returns on American’s short-term investments. Interest expense, net decreased $71 million, or 13.7%, in the second quarter of 2025 from the second quarter of 2024, primarily due to lower interest rates on its variable-rate debt instruments and lower outstanding debt subsequent to the second quarter of 2024, as American continues its efforts to strengthen the balance sheet.
In the second quarter of 2025, other nonoperating income, net primarily included $16 million of net special credits and $11 million of non-service related pension and other postretirement benefit plan income.
In the second quarter of 2024, other nonoperating income, net primarily included $24 million of non-service related pension and other postretirement benefit plan income, offset in part by $12 million of net special charges.
Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In the second quarter of 2025, American recorded an income tax provision of $267 million. Substantially all of American’s income before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Operating Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Passenger	$24,514	$24,661	$(147)	(0.6)
Cargo	400	382	18	4.7
Other	2,026	1,859	167	8.9
Total operating revenues	$26,940	$26,902	$38	0.1
Passenger revenue decreased $147 million, or 0.6%, in the first six months of 2025 from the first six months of 2024. American’s passenger revenue in the first six months of 2025 was impacted by softness in domestic demand for air travel and the American Eagle Flight 5342 accident, offset in part by continued strength in international air travel, particularly in the Atlantic and Pacific regions.
Cargo revenue increased $18 million, or 4.7%, in the first six months of 2025 from the first six months of 2024, primarily due to an increase in cargo yield.
Other operating revenue increased $167 million, or 8.9%, in the first six months of 2025 from the first six months of 2024, driven primarily by higher revenue associated with American’s loyalty program. During the six months ended June 30, 2025 and 2024, cash payments from co-branded credit card and other partners were $3.2 billion and $3.0 billion, respectively.

Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$5,250	$6,042	$(792)	(13.1)
Salaries, wages and benefits	8,599	7,816	783	10.0
Regional expenses	2,674	2,457	217	8.8
Maintenance, materials and repairs	1,848	1,834	14	0.8
Other rent and landing fees	1,720	1,653	67	4.1
Aircraft rent	600	642	(42)	(6.6)
Selling expenses	985	864	121	14.0
Depreciation and amortization	941	939	2	0.2
Mainline operating special items, net	118	70	48	67.9
Other	3,330	3,178	152	4.8
Total operating expenses	$26,065	$25,495	$570	2.2
Aircraft fuel and related taxes decreased $792 million, or 13.1%, in the first six months of 2025 from the first six months of 2024, primarily due to a 14.3% decrease in the average price per gallon of aircraft fuel including related taxes to $2.38 in the first six months of 2025 from $2.78 in the first six months of 2024, offset in part by a 1.4% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $783 million, or 10.0%, in the first six months of 2025 from the first six months of 2024, primarily due to contractual wage rate increases and higher costs for benefit-related items associated with newly ratified and extended labor agreements reached in 2024, as well as annual contractual wage rate increases in American’s other labor agreements.
Regional expenses increased $217 million, or 8.8%, in the first six months of 2025 from the first six months of 2024, primarily due to an increase in regional flight operations and costs at American’s regional carriers.
Maintenance, materials and repairs increased $14 million, or 0.8%, in the first six months of 2025 from the first six months of 2024, primarily due to increased costs for component part repairs and airframe heavy checks driven by higher volume, offset in part by a decrease in the volume of engine overhauls.
Other rent and landing fees increased $67 million, or 4.1%, in the first six months of 2025 from the first six months of 2024, primarily due to rate increases at certain airports, offset in part by a decrease in leased engines.
Aircraft rent decreased $42 million, or 6.6%, in the first six months of 2025 from the first six months of 2024, primarily due to decreased rental payments associated with aircraft lease extensions.
Selling expenses increased $121 million, or 14.0%, in the first six months of 2025 from the first six months of 2024, primarily due to an increase in commissions expense, driven by higher costs resulting from renegotiated agency contracts, as well as an increase in advertising expenses. Higher credit card fees driven by higher rates also contributed to the increase in selling expenses.
Operating Special Items, Net

	Six Months Ended June 30,
	2025	2024
	(In millions)
Litigation reserve adjustments	$77	$—
Labor contract expenses (1)	31	57
Severance expenses	5	13
Other operating special items, net	5	—
Mainline operating special items, net	$118	$70

(1)Labor contract expenses for the six months ended June 30, 2025 included a one-time charge for adjustments to vacation accruals resulting from pay rate increases effective January 1, 2025, related to the ratification of the contract extension in the fourth quarter of 2024 with American’s mainline maintenance and fleet service team members.
Labor contract expenses for the six months ended June 30, 2024 included one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline passenger service team members, including a one-time signing bonus.
Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Decrease
	2025	2024
	(In millions, except percentage changes)
Interest income	$483	$537	$(54)	(9.9)
Interest expense, net	(893)	(1,031)	138	(13.3)
Other expense, net	(8)	(39)	31	(79.3)
Total nonoperating expense, net	$(418)	$(533)	$115	(21.6)
Interest income decreased $54 million, or 9.9% in the first six months of 2025 from the first six months of 2024, primarily due to lower interest rates that reduced returns on American’s short-term investments. Interest expense, net decreased $138 million, or 13.3%, in the first six months of 2025 from the first six months of 2024, primarily due to lower interest rates on its variable-rate debt instruments and lower outstanding debt subsequent to the second quarter of 2024, as American continues its efforts to strengthen the balance sheet.
In the first six months of 2025, other nonoperating expense, net included $32 million of net special charges primarily for debt refinancings and extinguishments and mark-to-market net unrealized losses associated with certain equity investments, offset in part by $21 million of non-service related pension and other postretirement benefit plan income.
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
In the first six months of 2025, American recorded an income tax provision of $123 million. Substantially all of American’s income before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
At June 30, 2025, AAG had $12.0 billion in total available liquidity and $807 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Cash	$833	$804	$824	$795
Short-term investments	7,740	6,180	7,737	6,177
Undrawn facilities	3,400	3,289	3,400	3,289
Total available liquidity	$11,973	$10,273	$11,961	$10,261

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
Certain Covenants
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict our ability and that of our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. Our debt agreements also contain customary change of control provisions, which may require us to repay or redeem such indebtedness upon certain events constituting a change of control under the relevant agreement, in certain cases at a premium. Additionally, certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV) or collateral coverage ratio covenants and certain agreements require us to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the applicable LTV or collateral coverage ratio exceeds or falls below a specified threshold, as the case may be, we will be required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), withhold additional cash in certain accounts, or pay down such financing, in whole or in part, or the interest rate for the relevant financing will be increased. Additionally, a significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities. Our 5.50% senior secured notes due 2026, 5.75% senior secured notes due 2029 and the 2021 and 2025 AAdvantage Term Loan Facilities (collectively, the AAdvantage Financing) contain a peak debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment, in whole or in part, of the AAdvantage Financing. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing covenants.
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $3.4 billion and $3.3 billion for the first six months of 2025 and 2024, respectively, a $111 million period-over-period increase driven by net working capital changes, offset in part by lower profitability in the first six months of 2025 as compared to the same period in 2024.
Investing Activities
Our net cash used in investing activities was $2.5 billion and $1.9 billion for the first six months of 2025 and 2024, respectively.
Our principal investing activities in the first six months of 2025 included $1.3 billion of capital expenditures, which primarily related to the purchase of 11 Boeing 737 MAX aircraft, three Bombardier CRJ 900 aircraft, two Embraer 175 aircraft, one Airbus A321neo aircraft, one Boeing 787-9 aircraft, one Airbus A320 aircraft lease repurchase and five aircraft engines. Additionally, we had $1.6 billion in net purchases of short-term investments. These cash outflows were offset in part by $328 million in net proceeds from the issuance of the TMAT special facility revenue bonds and $200 million in proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at Los Angeles International Airport (LAX).
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

Financing Activities
Our net cash used in financing activities was $912 million and $1.4 billion for the first six months of 2025 and 2024, respectively.
Our principal financing activities in the first six months of 2025 primarily included $2.4 billion in debt and finance lease repayments, consisting of $1.6 billion in scheduled repayments, $487 million of early repayments for the outstanding principal amount of equipment notes issued under EETCs and $308 million of early repayments toward portions of the outstanding principal amounts of the IP Notes and LGA/DCA Notes. These cash outflows were offset in part by $1.7 billion of proceeds from the issuance of long-term debt, consisting of $1.0 billion from the issuance of the 2025 AAdvantage Term Loan Facility and $712 million from the issuance of equipment loans and other notes payable in connection with the financing of certain aircraft.
Our principal financing activities in the first six months of 2024 included $1.8 billion in scheduled repayments of debt and finance lease obligations. These cash outflows were offset by $527 million borrowed in connection with the financing of certain aircraft.
American
Operating Activities
American’s net cash provided by operating activities was $3.3 billion for each of the first six months of 2025 and 2024. American’s operating cash flow in the first six months of 2025 was flat compared to the first six months of 2024 driven by net working capital changes, offset by lower profitability in the first six months of 2025 as compared to the same period in 2024.
Investing Activities
American’s net cash used in investing activities was $2.4 billion and $1.9 billion for the first six months of 2025 and 2024, respectively.
American’s principal investing activities in the first six months of 2025 included $1.3 billion of capital expenditures, which primarily related to the purchase of 11 Boeing 737 MAX aircraft, three Bombardier CRJ 900 aircraft, two Embraer 175 aircraft, one Airbus A321neo aircraft, one Boeing 787-9 aircraft, one Airbus A320 aircraft lease repurchase and five aircraft engines. Additionally, American had $1.6 billion in net purchases of short-term investments. These cash outflows were offset in part by $328 million in net proceeds from the issuance of the TMAT special facility revenue bonds and $200 million in proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at LAX.
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
Financing Activities
American’s net cash used in financing activities was $817 million and $1.3 billion for the first six months of 2025 and 2024, respectively.
American’s principal financing activities in the first six months of 2025 primarily included $2.4 billion in debt and finance lease repayments, consisting of $1.6 billion in scheduled repayments, $487 million of early repayments for the outstanding principal amount of equipment notes issued under EETCs and $308 million of early repayments toward portions of the outstanding principal amounts of the IP Notes and LGA/DCA Notes. These cash outflows were offset in part by $1.7 billion of proceeds from the issuance of long-term debt, consisting of $1.0 billion from the issuance of the 2025 AAdvantage Term Loan Facility and $712 million from the issuance of equipment loans and other notes payable in connection with the financing of certain aircraft.
American’s principal financing activities in the first six months of 2024 included $1.8 billion in scheduled repayments of debt and finance lease obligations. These cash outflows were offset by $527 million borrowed in connection with the financing of certain aircraft.

Commitments
Significant Indebtedness
As of June 30, 2025, AAG had $29.6 billion in long-term debt, including current maturities of $4.5 billion. As of June 30, 2025, American had $24.8 billion in long-term debt, including current maturities of $3.5 billion. All material changes in our significant indebtedness since our 2024 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of June 30, 2025, we had definitive purchase agreements for the acquisition of the following new aircraft (1):

	Remainder of 2025	2026	2027	2028 and Thereafter	Total
Airbus
A320neo Family	5	22	23	101	151
Boeing
737 MAX Family	10	16	—	115	141
787 Family	7	1	3	15	26
Embraer
175	10	20	15	45	90
Total	32	59	41	276	408

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
In addition, we have committed to purchase nine used Bombardier CRJ 900 aircraft which are scheduled to be delivered from the third quarter of 2025 through 2026. We also have agreements for 44 spare engines to be delivered in the third quarter of 2025 and beyond. The “Contractual Obligations” table below reflects these commitments.
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

Contractual Obligations
The following table provides details of our estimated material cash requirements from contractual obligations as of June 30, 2025 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time and is subject to other conventions as set forth in the applicable accompanying footnotes.

	Payments Due by Period
	Remainder of 2025	2026	2027	2028	2029	2030 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$1,436	$3,577	$4,360	$7,228	$3,948	$4,256	$24,805
Interest obligations (b), (c)	716	1,222	958	668	355	720	4,639
Finance lease obligations	73	141	131	94	89	324	852
Aircraft and engine purchase commitments (d)	1,782	3,021	2,764	4,620	3,442	9,811	25,440
Operating lease commitments	820	1,541	1,388	1,259	1,156	3,740	9,904
Regional capacity purchase agreements (e)	542	1,057	1,054	981	815	819	5,268
Minimum pension obligations (f)	—	251	157	107	81	46	642
Retiree medical and other postretirement benefits (f)	67	138	135	131	128	615	1,214
Other purchase obligations (g)	2,791	2,968	1,707	953	408	3,666	12,493
Total American Contractual Obligations	8,227	13,916	12,654	16,041	10,422	23,997	85,257

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	1,000	—	—	—	—	3,746	4,746
Interest obligations (b)	91	169	189	195	201	213	1,058
Finance lease obligations	4	—	—	—	—	—	4
Operating lease commitments	7	13	8	7	6	40	81
Minimum pension obligations (f)	1	2	1	1	1	2	8
Other purchase obligations	4	14	12	5	2	—	37
Total AAG Contractual Obligations	$9,334	$14,114	$12,864	$16,249	$10,632	$27,998	$91,191

(a)Amounts represent contractual amounts due. Excludes $330 million and $2 million of unamortized debt discount, premium and issuance costs as of June 30, 2025 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at June 30, 2025.
(c)Includes $6.4 billion of future principal payments and $729 million of future interest payments as of June 30, 2025, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
(d)See “Aircraft and Engine Purchase Commitments” above for additional information about the firm commitments for the acquisition of aircraft and engines, including the anticipated aircraft delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our most current estimate based on contractual delivery schedules adjusted for updates and revisions to such schedules communicated to management by the applicable equipment manufacturer and certain management assumptions. However, the actual delivery schedule may differ, potentially materially, based on various potential factors including production delays by the manufacturer and regulatory concerns. Additionally, the amounts in the table above exclude two Boeing 787 Family aircraft scheduled to be delivered in 2025, for which we have obtained committed lease financing. This financing is reflected in the operating lease commitments line.

(e)These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially. Rental payments under operating leases for certain aircraft flown under these capacity purchase agreements are reflected in the operating lease commitments line above.
(f)Represents minimum pension contributions and expected contributions to our retiree medical and other postretirement plans based on actuarially determined estimates as of December 31, 2024 and is based on estimated payments through 2034. During the first six months of 2025, we made required contributions of $223 million to our defined benefit pension plans.
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
Aircraft Fuel
As of June 30, 2025, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2025 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2025 annual fuel expense by approximately $45 million. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity” in our 2024 Form 10-K.
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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our June 30, 2025 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $130 million and annual interest income on short-term investments would increase by approximately $90 million.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to the company’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of June 30, 2025 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s principal executive officer, the Chief Executive Officer (CEO), and principal financial officer, the Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2025, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

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
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the quarter ended June 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of AAG securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Increase Joinder, dated as of April 21, 2025, amending that certain Credit and Guaranty Agreement, dated as of December 4, 2023 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among American Airlines, Inc., as borrower, American Airlines Group Inc., as guarantor, the lenders from time to time party thereto and Citibank, N.A., as administrative agent.*

10.2
Increase Joinder, dated as of April 21, 2025, amending that certain Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among American Airlines, Inc., as borrower, American Airlines Group Inc., as guarantor, the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent.*

10.3
Increase Joinder, dated as of April 21, 2025, amending that certain Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among American Airlines, Inc., as borrower, American Airlines Group Inc., as guarantor, the lenders from time to time party thereto and Citibank, N.A., as administrative agent.*

10.4
Third Amendment to Term Loan Credit and Guaranty Agreement, dated as of May 28, 2025, among American Airlines, Inc., AAdvantage Loyalty IP Ltd., Barclays Bank PLC, as administrative agent, and Citibank, N.A., as Designated 2025 Incremental Term Lender (incorporated by reference as Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on May 29, 2025 (Commission File No. 1-8400)).**

10.5	American Airlines Group Inc. 2023 Incentive Award Plan, as amended, dated as of April 29, 2025.
10.6	Supplemental Agreement No. 35, dated as of June 30, 2025, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company.*
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).
* Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
** Portions of this exhibit have been redacted in accordance with Item 601(a)(6) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: July 24, 2025	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: July 24, 2025	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)