Form 10-Q
period 2025-09-30
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2025-10-23
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025

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
As of October 17, 2025, there were 660,086,495 shares of American Airlines Group Inc. common stock outstanding.
As of October 17, 2025, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2025

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
•changes in current legislation, regulations and economic conditions regarding federal governmental tariffs, the implementation of federal government budget cuts, a prolonged government shutdown and the potential that any of the foregoing disrupts our operations, and affects the demand for, or restricts the use of, travel by government employees and their families or private sector enterprises that contract or otherwise interface with the federal government;
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
•risks related to ownership of AAG common stock; and
other risks as described in Part I, Item 1A. Risk Factors in our 2024 Form 10-K, Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors of this report and other risks and uncertainties listed from time to time in our filings with the Securities and Exchange Commission (the SEC).
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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues:
Passenger	$12,471	$12,523	$36,985	$37,184
Cargo	212	202	612	584
Other	1,008	922	3,037	2,783
Total operating revenues	13,691	13,647	40,634	40,551
Operating expenses:
Aircraft fuel and related taxes	2,767	2,874	8,017	8,916
Salaries, wages and benefits	4,461	4,098	13,065	11,917
Regional expenses	1,370	1,264	4,053	3,733
Maintenance, materials and repairs	1,028	989	2,876	2,823
Other rent and landing fees	906	861	2,627	2,514
Aircraft rent	310	303	910	945
Selling expenses	483	468	1,467	1,331
Depreciation and amortization	474	479	1,418	1,424
Special items, net	7	554	125	625
Other	1,734	1,668	5,061	4,843
Total operating expenses	13,540	13,558	39,619	39,071
Operating income	151	89	1,015	1,480
Nonoperating income (expense):
Interest income	90	117	285	363
Interest expense, net	(432)	(480)	(1,294)	(1,464)
Other income (expense), net	49	18	42	(20)
Total nonoperating expense, net	(293)	(345)	(967)	(1,121)
Income (loss) before income taxes	(142)	(256)	48	359
Income tax provision (benefit)	(28)	(107)	36	103
Net income (loss)	$(114)	$(149)	$12	$256

Earnings (loss) per common share:
Basic	$(0.17)	$(0.23)	$0.02	$0.39
Diluted	$(0.17)	$(0.23)	$0.02	$0.39
Weighted average shares outstanding (in thousands):
Basic	660,358	657,424	659,788	656,745
Diluted	660,358	657,424	660,784	658,775
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(114)	$(149)	$12	$256
Other comprehensive income, net of tax:
Pension, retiree medical and other postretirement benefits	15	18	50	55
Investments	—	5	—	4
Total other comprehensive income, net of tax	15	23	50	59
Total comprehensive income (loss)	$(99)	$(126)	$62	$315
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$835	$804
Short-term investments	6,023	6,180
Restricted cash and short-term investments	760	732
Accounts receivable, net	2,028	2,006
Aircraft fuel, spare parts and supplies, net	2,782	2,638
Prepaid expenses and other	822	794
Total current assets	13,250	13,154
Operating property and equipment
Flight equipment	44,994	43,521
Ground property and equipment	10,366	10,202
Equipment purchase deposits	850	1,012
Total property and equipment, at cost	56,210	54,735
Less accumulated depreciation and amortization	(24,752)	(23,608)
Total property and equipment, net	31,458	31,127
Operating lease right-of-use assets	7,495	7,333
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $847 and $841, respectively	2,038	2,044
Deferred tax asset	2,435	2,485
Other assets	1,374	1,549
Total other assets	9,938	10,169
Total assets	$62,141	$61,783
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$3,604	$5,322
Accounts payable	2,833	2,455
Accrued salaries and wages	2,053	2,150
Air traffic liability	8,092	6,759
Loyalty program liability	3,699	3,556
Operating lease liabilities	1,143	1,092
Other accrued liabilities	3,214	2,961
Total current liabilities	24,638	24,295
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	25,113	25,154
Pension and postretirement benefits	1,759	2,128
Loyalty program liability	6,815	6,498
Operating lease liabilities	6,204	5,976
Other liabilities	1,574	1,709
Total noncurrent liabilities	41,465	41,465
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 660,064,930 shares issued and outstanding at September 30, 2025; 657,566,166 shares issued and outstanding at December 31, 2024	7	7
Additional paid-in capital	7,377	7,424
Accumulated other comprehensive loss	(4,515)	(4,565)
Retained deficit	(6,831)	(6,843)
Total stockholders’ deficit	(3,962)	(3,977)
Total liabilities and stockholders’ equity (deficit)	$62,141	$61,783
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$3,373	$3,585
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(2,149)	(1,943)
Proceeds from sale-leaseback transactions and sale of property and equipment	243	598
Sales of short-term investments	4,944	5,901
Purchases of short-term investments	(4,801)	(6,528)
Decrease (increase) in restricted short-term investments	(20)	159
Other investing activities	279	(21)
Net cash used in investing activities	(1,504)	(1,834)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(4,087)	(2,698)
Proceeds from issuance of long-term debt	2,169	1,252
Other financing activities	85	(53)
Net cash used in financing activities	(1,833)	(1,499)
Net increase in cash and restricted cash	36	252
Cash and restricted cash at beginning of period	902	681
Cash and restricted cash at end of period (1)	$938	$933

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$984	$775
Property and equipment acquired through finance leases and other	137	193
Operating leases converted to finance leases	104	130
Finance leases converted to operating leases	47	33
Supplemental information:
Interest paid, net	1,324	1,512
Income taxes paid	13	6

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$835	$834
Restricted cash included in restricted cash and short-term investments	103	99
Total cash and restricted cash	$938	$933
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2024	$7	$7,424	$(4,565)	$(6,843)	$(3,977)
Net loss	—	—	—	(473)	(473)
Other comprehensive income, net	—	—	18	—	18
Settlement of PSP1 and Treasury Loan Warrants (see Note 3)	—	(79)	—	—	(79)
Issuance of 1,914,837 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Share-based compensation expense	—	16	—	—	16
Balance at March 31, 2025	7	7,348	(4,547)	(7,316)	(4,508)
Net income	—	—	—	599	599
Other comprehensive income, net	—	—	17	—	17
Issuance of 316,253 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(1)	—	—	(1)
Share-based compensation expense	—	23	—	—	23
Balance at June 30, 2025	7	7,370	(4,530)	(6,717)	(3,870)
Net loss	—	—	—	(114)	(114)
Other comprehensive income, net	—	—	15	—	15
Issuance of 267,674 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(2)	—	—	(2)
Share-based compensation expense	—	9	—	—	9
Balance at September 30, 2025	$7	$7,377	$(4,515)	$(6,831)	$(3,962)

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2023	$7	$7,374	$(4,894)	$(7,689)	$(5,202)
Net loss	—	—	—	(312)	(312)
Other comprehensive income, net	—	—	17	—	17
Issuance of 1,772,443 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(11)	—	—	(11)
Share-based compensation expense	—	28	—	—	28
Modification of share-based awards	—	(20)	—	—	(20)
Balance at March 31, 2024	7	7,371	(4,877)	(8,001)	(5,500)
Net income	—	—	—	717	717
Other comprehensive income, net	—	—	19	—	19
Issuance of 562,167 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(3)	—	—	(3)
Share-based compensation expense	—	21	—	—	21
Balance at June 30, 2024	7	7,389	(4,858)	(7,284)	(4,746)
Net loss	—	—	—	(149)	(149)
Other comprehensive income, net	—	—	23	—	23
Issuance of 495,040 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(4)	—	—	(4)
Share-based compensation expense	—	22	—	—	22
Balance at September 30, 2024	$7	$7,407	$(4,835)	$(7,433)	$(4,854)
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
The effect of these changes did not have a material impact to depreciation and amortization expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025.
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
(d) Recent Accounting Pronouncements
Accounting Standards Update 2025-06: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software
This standard modernizes the accounting for costs related to internal-use software by removing references to project stages and by clarifying the thresholds entities apply to begin capitalizing costs. The amendments in this update are effective for interim and annual periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating how the adoption of this standard may impact our consolidated financial statements.
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Litigation reserve adjustments	$—	$—	$77	$—
Labor contract expenses (1)	—	516	31	573
Severance expenses	3	—	8	13
Other operating special items, net	4	38	9	39
Mainline operating special items, net	7	554	125	625

Debt refinancing, extinguishment and other, net	—	—	17	7
Mark-to-market adjustments on equity investments, net (2)	(4)	(27)	11	23
Nonoperating special items, net	(4)	(27)	28	30

(1)Labor contract expenses for the nine months ended September 30, 2025 included a one-time charge for adjustments to vacation accruals resulting from pay rate increases effective January 1, 2025, related to the ratification of the contract extension in the fourth quarter of 2024 with our mainline maintenance and fleet service team members.
Labor contract expenses for the three months ended September 30, 2024 included one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline flight attendants, including a one-time payment of $514 million. For the nine months ended September 30, 2024, labor contract expenses included one-time charges resulting from the ratification of new collective bargaining agreements with our mainline flight attendants and mainline passenger service team members.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
3. Earnings (Loss) Per Common Share
The following table provides the computation of basic and diluted earnings (loss) per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic EPS:
Net income (loss)	$(114)	$(149)	$12	$256
Weighted average common shares outstanding (in thousands)	660,358	657,424	659,788	656,745
Basic EPS	$(0.17)	$(0.23)	$0.02	$0.39

Diluted EPS:
Net income (loss) for purposes of computing diluted EPS	$(114)	$(149)	$12	$256
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	660,358	657,424	659,788	656,745
Dilutive effect of restricted stock unit awards	—	—	563	888
Dilutive effect of certain PSP Warrants and Treasury Loan Warrants	—	—	433	1,142
Diluted weighted average common shares outstanding	660,358	657,424	660,784	658,775
Diluted EPS	$(0.17)	$(0.23)	$0.02	$0.39
The following were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
6.50% convertible senior notes (1)	—	61,728	20,576	61,728
Restricted stock unit awards	1,873	2,862	1,424	2,717

(1)On March 27, 2025, we provided notice to the holders of our Convertible Notes that we would settle our Convertible Notes at their maturity in cash on July 1, 2025. As a result, for the quarterly periods ending after March 31, 2025, we have excluded the Convertible Notes from the calculation of diluted EPS.
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
During the first quarter of 2025, all of the PSP1 Warrants and Treasury Loan Warrants, 14.0 million shares and 4.4 million shares, respectively, were exercised at an exercise price of $12.51 per share and net settled in cash for $79 million, reflected within other financing activities in the condensed consolidated statement of cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The table below provides a summary of the warrants outstanding as of September 30, 2025:

Warrants	Warrants Issued (shares, in thousands) (1)	Exercise Price ($)	Expiration
PSP2 Warrants	6,576	15.66	January 2026 to April 2026
PSP3 Warrants	4,407	21.75	April 2026 to June 2026

(1)The PSP2 Warrants and PSP3 Warrants are subject to certain anti-dilution provisions, do not have any voting rights and are freely transferable, with registration rights. Each warrant will be exercisable either through net share settlement or cash, at our option. The warrants were issued solely as compensation to the U.S. Government related to entry into the payroll support program agreements. No separate proceeds (apart from the financial assistance previously received in 2021) were received upon issuance of the warrants or will be received upon exercise thereof.
4. Revenue Recognition
Revenue
The following are the significant categories comprising our operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Passenger revenue:
Passenger travel	$11,402	$11,539	$34,004	$34,334
Loyalty revenue - travel (1)	1,069	984	2,981	2,850
Total passenger revenue	12,471	12,523	36,985	37,184
Cargo	212	202	612	584
Other:
Loyalty revenue - marketing services	831	779	2,566	2,363
Other revenue	177	143	471	420
Total other revenue	1,008	922	3,037	2,783
Total operating revenues	$13,691	$13,647	$40,634	$40,551

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Domestic	$8,723	$8,681	$26,010	$26,285
Latin America	1,340	1,433	4,795	4,897
Atlantic	2,109	2,110	5,160	5,122
Pacific	299	299	1,020	880
Total passenger revenue	$12,471	$12,523	$36,985	$37,184
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

	September 30, 2025	December 31, 2024
	(In millions)
Loyalty program liability	$10,514	$10,054
Air traffic liability	8,092	6,759
Total	$18,606	$16,813
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2024	$10,054
Deferral of revenue	3,362
Recognition of revenue (1)	(2,902)
Balance at September 30, 2025 (2)	$10,514

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as the AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of September 30, 2025, our current loyalty program liability was $3.7 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the nine months ended September 30, 2025, $5.1 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2025	December 31, 2024
Secured
2013 Term Loan Facility, variable interest rate of 6.50%, installments until due in February 2028	$970	$980
2014 Term Loan Facility, variable interest rate of 5.98%, installments until due in January 2027	1,159	1,171
2023 Term Loan Facility, variable interest rate of 6.26%, installments until due in June 2029	1,089	1,089
10.75% senior secured IP notes, interest only payments until due in February 2026	524	781
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	105	156
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes, interest only payments until due in May 2029	1,000	1,000
5.50% senior secured notes, installments until due in April 2026 (1)	875	1,750
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
2021 AAdvantage Term Loan Facility, variable interest rate of 6.58%, installments until due in April 2028 (1)	2,269	2,450
2025 AAdvantage Term Loan Facility, variable interest rate of 7.58%, installments until due in May 2032 (1)	998	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 3.77%, maturing from 2025 to 2034	6,211	7,271
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 6.91%, averaging 5.94%, maturing from 2025 to 2037	4,880	4,094
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	789	880
	24,619	25,372
Unsecured
PSP1 Promissory Note, variable interest rate of 6.04%, interest only payments until due in April 2030	1,757	1,757
PSP2 Promissory Note, interest only payments until due in January 2031 (2)	1,030	1,030
PSP3 Promissory Note, interest only payments until due in April 2031 (2)	959	959
6.50% convertible senior notes	—	1,000
	3,746	4,746
Total long-term debt	28,365	30,118
Less: Total unamortized debt discount, premium and issuance costs	319	305
Less: Current maturities	3,508	5,196
Long-term debt, net of current maturities	$24,538	$24,617

(1)Collectively referred to as the AAdvantage Financing.
(2)PSP2 and PSP3 notes bear interest at a fixed interest rate of 1.00% until the first and second quarters of 2026, respectively. Thereafter and until maturity, the notes bear interest at 2.00% plus an interest rate based on the Secured Overnight Financing Rate (SOFR).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
As of September 30, 2025, the maximum availability under our revolving credit and other facilities is as follows (in millions):

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
AAdvantage Term Loan Facilities
On March 24, 2025, American and AAdvantage Loyalty IP Ltd. (the Borrowers) entered into a second amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Second Amendment). As a result of the Second Amendment, the term loans outstanding with a principal amount of approximately $2.3 billion (the 2021 AAdvantage Term Loan Facility) were replaced with new term loans in the same principal amount. The terms of the new term loans are substantially similar to the prior term loans; however, the new term loans bear interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 1.25% per annum or, at the Borrowers’ option, the SOFR for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 2.25% per annum. Additionally, the scheduled quarterly principal amortization amount was reduced to 0.25% of the principal amount of term loans outstanding as of March 24, 2025 (approximately $6 million each quarter), which began in July 2025, and the remaining balance is due at maturity in April 2028. Pursuant to the Second Amendment, the new term loans are not subject to a cost spread adjustment.
On May 28, 2025, the Borrowers entered into a third amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Third Amendment). As a result of the Third Amendment, the Borrowers incurred $1.0 billion of incremental term loans (the 2025 AAdvantage Term Loan Facility) due on May 28, 2032. The terms of the 2025 AAdvantage Term Loan Facility are substantially similar to the 2021 AAdvantage Term Loan Facility; however, the 2025 AAdvantage Term Loan Facility bears interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 2.25% per annum or, at the Borrowers’ option, the SOFR rate for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 3.25% per annum. Additionally, the scheduled quarterly principal amortization amount is equal to 0.25% of the original aggregate principal amount of the 2025 AAdvantage Term Loan Facility (approximately $3 million each quarter), which began in July 2025, and the remaining balance is due at maturity in May 2032. Pursuant to the Third Amendment, the 2025 AAdvantage Term Loan Facility is not subject to a cost spread adjustment. The net proceeds from the 2025 AAdvantage Term Loan Facility were used to repay near term maturities, including the Convertible Notes described further below.
6.50% Convertible Senior Notes (the Convertible Notes)
On March 27, 2025, we provided notice to the holders of our Convertible Notes that we would settle our Convertible Notes at their maturity in cash (including any conversions up to a price per share of AAG common stock of approximately $22.00) if the volume-weighted average price per share of AAG common stock did not exceed approximately $22.00 on any trading day of the 20-trading day “observation period” over which the consideration due upon conversion is calculated and determined. On July 1, 2025, the volume-weighted average price per share of AAG common stock did not exceed $22.00 on any trading day of the 20-trading day “observation period” and therefore the Convertible Notes were settled at their maturity in cash for $1.0 billion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Equipment Loans and Other Notes Payable Issued in 2025
During the first nine months of 2025, American entered into agreements under which it borrowed $1.2 billion in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2036 through 2037 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 6.05% as of September 30, 2025.
Other Financing Activities
During the first nine months of 2025, American prepaid $487 million of the outstanding principal amounts of equipment notes issued under EETCs, and these amounts were applied to repay the related trust certificates. Additionally, American prepaid $308 million toward portions of the outstanding principal amounts of the 10.75% senior secured IP notes and 10.75% senior secured LGA/DCA notes.
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
We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to income or loss for the reporting period. We have changed to use the discrete method to calculate income taxes for the three and nine months ended September 30, 2025. At this time, we believe that the use of the discrete method is more appropriate than the estimated annual effective tax rate method due to the fact that small changes in projected full year income could cause material fluctuations in our annual effective tax rate applied during each quarter.
During the three and nine months ended September 30, 2025, we recorded an income tax benefit of $28 million and an income tax provision of $36 million, respectively, which was substantially non-cash due to the utilization of the NOLs described above. Substantially all of our income or loss before income taxes is attributable to the United States.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
7. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2025.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2025
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$392	$392	$—	$—
Corporate obligations	3,581	—	3,581	—
Bank notes/certificates of deposit/time deposits	1,600	—	1,600	—
Repurchase agreements	450	—	450	—
	6,023	392	5,631	—
Restricted cash and short-term investments (1), (3)	760	454	306	—
Long-term investments (4)	151	151	—	—
Total	$6,934	$997	$5,937	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)Our short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations, collateral associated with the payment of interest for the AAdvantage Financing and money market funds to be used to finance the cost of improvements at the Tulsa Maintenance Base. Restricted short-term investments mature in one year or less except for $128 million as of September 30, 2025.
(4)Long-term investments primarily include our equity investment in China Southern Airlines Company Limited (China Southern Airlines). See Note 8 for further information on our equity investments.
Fair Value of Debt
The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Convertible Notes, which would have been classified as Level 2, was $1.2 billion as of December 31, 2024.
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	September 30, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$28,046	$28,210	$—	$24,743	$3,467

	December 31, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$29,813	$30,010	$—	$26,402	$3,608

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
Our equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$270	$253
China Southern Airlines	Fair Value	1.5%	1.5%	145	142
Other investments (1)	Various			148	120
Total				$563	$515

(1)Primarily includes our investment in JetSMART Holdings Limited, which is accounted for under the equity method.
9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2025	2024	2025	2024
Service cost	$1	$—	$6	$8
Interest cost	180	180	18	17
Expected return on assets	(232)	(245)	(2)	(2)
Amortization of:
Prior service cost	—	—	4	3
Unrecognized net loss (gain)	21	26	(6)	(6)
Net periodic benefit cost (income)	$(30)	$(39)	$20	$20

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2025	2024	2025	2024
Service cost	$2	$1	$18	$23
Interest cost	547	542	53	51
Expected return on assets	(696)	(733)	(7)	(7)
Amortization of:
Prior service cost	—	—	13	11
Unrecognized net loss (gain)	68	79	(17)	(19)
Net periodic benefit cost (income)	$(79)	$(111)	$60	$59
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first nine months of 2025, we made required contributions of $224 million to our defined benefit pension plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Income Tax Provision (1)		Total
Balance at December 31, 2024	$(2,959)	$(1,606)		$(4,565)
Amounts reclassified from AOCI	64	(14)	(2)	50
Net current-period other comprehensive income (loss)	64	(14)		50
Balance at September 30, 2025	$(2,895)	$(1,620)		$(4,515)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	$10	$9	Nonoperating other income (expense), net
Actuarial loss	12	15	40	46	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$15	$18	$50	$55
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
Regional expenses for the three months ended September 30, 2025 and 2024 include $84 million and $80 million of depreciation and amortization, respectively, and $2 million of aircraft rent in each period. Regional expenses for the nine months ended September 30, 2025 and 2024 include $244 million and $238 million of depreciation and amortization, respectively, and $7 million of aircraft rent in each period.
During the three months ended September 30, 2025 and 2024, we recognized $177 million and $153 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). During the nine months ended September 30, 2025 and 2024, we recognized $519 million and $452 million, respectively, of expense under our capacity purchase agreement with Republic. We hold a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
12. Legal Proceedings
Private Party Antitrust Actions Related to the Northeast Alliance (NEA). On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against AAG and JetBlue in the U.S. District Court for the Eastern District of New York alleging that AAG and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against AAG and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. In March 2023, AAG filed a motion in the U.S. District Court for the District of Massachusetts case asking to transfer the case to the U.S. District Court for the Eastern District of New York and consolidate it with the cases pending in that venue. The U.S. District Court for the District of Massachusetts granted that motion. The remaining cases were consolidated with the other actions in the Eastern District of New York. In June 2023, the private party plaintiffs filed a second amended consolidated complaint, followed by a third amended complaint filed in August 2023. In September 2023, AAG, together with JetBlue, filed a motion to dismiss the third amended complaint. In September 2024, the court denied that motion. AAG and JetBlue filed answers to the private party plaintiffs’ third amended complaint in October 2024, and the parties are now engaged in discovery. We believe these lawsuits are without merit and are defending against them vigorously.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
13. Subsequent Events
In October 2025, American refinanced the $629 million remaining outstanding principal amount of the 10.75% senior secured IP notes and the 10.75% senior secured LGA/DCA notes due February 2026 with $629 million borrowed under a senior unsecured short-term loan facility. Term loans under the facility mature on January 21, 2026 and bear interest at SOFR for a tenor of one month plus an applicable margin of 2.375% per annum (6.40% as of the closing date). The resulting transactions also accelerated the release of the 10.75% senior secured LGA/DCA notes collateral.

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues:
Passenger	$12,471	$12,523	$36,985	$37,184
Cargo	212	202	612	584
Other	1,005	920	3,031	2,778
Total operating revenues	13,688	13,645	40,628	40,546
Operating expenses:
Aircraft fuel and related taxes	2,767	2,874	8,017	8,916
Salaries, wages and benefits	4,459	4,096	13,058	11,911
Regional expenses	1,353	1,268	4,027	3,725
Maintenance, materials and repairs	1,028	989	2,876	2,823
Other rent and landing fees	906	861	2,627	2,514
Aircraft rent	310	303	910	945
Selling expenses	483	468	1,467	1,331
Depreciation and amortization	473	477	1,414	1,416
Special items, net	7	554	125	625
Other	1,735	1,665	5,065	4,844
Total operating expenses	13,521	13,555	39,586	39,050
Operating income	167	90	1,042	1,496
Nonoperating income (expense):
Interest income	249	268	732	805
Interest expense, net	(450)	(505)	(1,343)	(1,536)
Other income (expense), net	49	18	41	(21)
Total nonoperating expense, net	(152)	(219)	(570)	(752)
Income (loss) before income taxes	15	(129)	472	744
Income tax provision (benefit)	5	(88)	128	208
Net income (loss)	$10	$(41)	$344	$536
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$10	$(41)	$344	$536
Other comprehensive income, net of tax:
Pension, retiree medical and other postretirement benefits	15	18	50	55
Investments	—	5	—	4
Total other comprehensive income, net of tax	15	23	50	59
Total comprehensive income (loss)	$25	$(18)	$394	$595
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$825	$795
Short-term investments	6,020	6,177
Restricted cash and short-term investments	760	732
Accounts receivable, net	1,996	1,977
Receivables from related parties, net	9,754	8,187
Aircraft fuel, spare parts and supplies, net	2,594	2,476
Prepaid expenses and other	707	675
Total current assets	22,656	21,019
Operating property and equipment
Flight equipment	44,631	43,158
Ground property and equipment	9,849	9,709
Equipment purchase deposits	850	1,012
Total property and equipment, at cost	55,330	53,879
Less accumulated depreciation and amortization	(24,191)	(23,060)
Total property and equipment, net	31,139	30,819
Operating lease right-of-use assets	7,441	7,274
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $847 and $841, respectively	2,038	2,044
Deferred tax asset	1,926	2,068
Other assets	1,244	1,440
Total other assets	9,299	9,643
Total assets	$70,535	$68,755
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$3,601	$4,326
Accounts payable	2,723	2,372
Accrued salaries and wages	1,875	1,995
Air traffic liability	8,092	6,759
Loyalty program liability	3,699	3,556
Operating lease liabilities	1,133	1,082
Other accrued liabilities	3,107	2,812
Total current liabilities	24,230	22,902
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	21,369	21,410
Pension and postretirement benefits	1,749	2,115
Loyalty program liability	6,815	6,498
Operating lease liabilities	6,157	5,926
Other liabilities	1,539	1,670
Total noncurrent liabilities	37,629	37,619
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,456	17,408
Accumulated other comprehensive loss	(4,627)	(4,677)
Retained deficit	(4,153)	(4,497)
Total stockholder’s equity	8,676	8,234
Total liabilities and stockholder’s equity	$70,535	$68,755
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$2,229	$3,517
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(2,103)	(1,900)
Proceeds from sale-leaseback transactions and sale of property and equipment	243	598
Sales of short-term investments	4,944	5,901
Purchases of short-term investments	(4,801)	(6,527)
Decrease (increase) in restricted short-term investments	(20)	159
Other investing activities	280	(21)
Net cash used in investing activities	(1,457)	(1,790)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(3,086)	(2,691)
Proceeds from issuance of long-term debt	2,169	1,252
Other financing activities	180	(34)
Net cash used in financing activities	(737)	(1,473)
Net increase in cash and restricted cash	35	254
Cash and restricted cash at beginning of period	893	670
Cash and restricted cash at end of period (1)	$928	$924

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$980	$754
Property and equipment acquired through finance leases and other	137	193
Operating leases converted to finance leases	104	130
Finance leases converted to operating leases	47	33
Supplemental information:
Interest paid, net	1,179	1,391
Income taxes paid	13	6

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$825	$825
Restricted cash included in restricted cash and short-term investments	103	99
Total cash and restricted cash	$928	$924
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2024	$—	$17,408	$(4,677)	$(4,497)	$8,234
Net loss	—	—	—	(384)	(384)
Other comprehensive income, net	—	—	18	—	18
Share-based compensation expense	—	15	—	—	15
Intercompany equity transfer	—	1	—	—	1
Balance at March 31, 2025	—	17,424	(4,659)	(4,881)	7,884
Net income	—	—	—	718	718
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	22	—	—	22
Intercompany equity transfer	—	1	—	—	1
Balance at June 30, 2025	—	17,447	(4,642)	(4,163)	8,642
Net income	—	—	—	10	10
Other comprehensive income, net	—	—	15	—	15
Share-based compensation expense	—	9	—	—	9
Balance at September 30, 2025	$—	$17,456	$(4,627)	$(4,153)	$8,676

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2023	$—	$17,335	$(4,999)	$(5,759)	$6,577
Net loss	—	—	—	(216)	(216)
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	27	—	—	27
Modification of share-based awards	—	(20)	—	—	(20)
Intercompany equity transfer	—	1	—	—	1
Balance at March 31, 2024	—	17,343	(4,982)	(5,975)	6,386
Net income	—	—	—	793	793
Other comprehensive income, net	—	—	19	—	19
Share-based compensation expense	—	20	—	—	20
Intercompany equity transfer	—	1	—	—	1
Balance at June 30, 2024	—	17,364	(4,963)	(5,182)	7,219
Net loss	—	—	—	(41)	(41)
Other comprehensive income, net	—	—	23	—	23
Share-based compensation expense	—	21	—	—	21
Intercompany equity transfer	—	1	—	—	1
Balance at September 30, 2024	$—	$17,386	$(4,940)	$(5,223)	$7,223
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
The effect of these changes did not have a material impact to depreciation and amortization expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

(d) Recent Accounting Pronouncements
Accounting Standards Update 2025-06: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software
This standard modernizes the accounting for costs related to internal-use software by removing references to project stages and by clarifying the thresholds entities apply to begin capitalizing costs. The amendments in this update are effective for interim and annual periods beginning after December 15, 2027, and early adoption is permitted. American is currently evaluating how the adoption of this standard may impact its consolidated financial statements.
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Litigation reserve adjustments	$—	$—	$77	$—
Labor contract expenses (1)	—	516	31	573
Severance expenses	3	—	8	13
Other operating special items, net	4	38	9	39
Mainline operating special items, net	7	554	125	625

Debt refinancing, extinguishment and other, net	—	—	17	7
Mark-to-market adjustments on equity investments, net (2)	(4)	(27)	11	23
Nonoperating special items, net	(4)	(27)	28	30

(1)Labor contract expenses for the nine months ended September 30, 2025 included a one-time charge for adjustments to vacation accruals resulting from pay rate increases effective January 1, 2025, related to the ratification of the contract extension in the fourth quarter of 2024 with American’s mainline maintenance and fleet service team members.
Labor contract expenses for the three months ended September 30, 2024 included one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline flight attendants, including a one-time payment of $514 million. For the nine months ended September 30, 2024, labor contract expenses included one-time charges resulting from the ratification of new collective bargaining agreements with American’s mainline flight attendants and mainline passenger service team members.
(2)Mark-to-market adjustments on equity investments, net included unrealized gains and losses associated with certain equity investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Revenue Recognition
Revenue
The following are the significant categories comprising American’s operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Passenger revenue:
Passenger travel	$11,402	$11,539	$34,004	$34,334
Loyalty revenue - travel (1)	1,069	984	2,981	2,850
Total passenger revenue	12,471	12,523	36,985	37,184
Cargo	212	202	612	584
Other:
Loyalty revenue - marketing services	831	779	2,566	2,363
Other revenue	174	141	465	415
Total other revenue	1,005	920	3,031	2,778
Total operating revenues	$13,688	$13,645	$40,628	$40,546

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is American’s total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Domestic	$8,723	$8,681	$26,010	$26,285
Latin America	1,340	1,433	4,795	4,897
Atlantic	2,109	2,110	5,160	5,122
Pacific	299	299	1,020	880
Total passenger revenue	$12,471	$12,523	$36,985	$37,184
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

	September 30, 2025	December 31, 2024
	(In millions)
Loyalty program liability	$10,514	$10,054
Air traffic liability	8,092	6,759
Total	$18,606	$16,813

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2024	$10,054
Deferral of revenue	3,362
Recognition of revenue (1)	(2,902)
Balance at September 30, 2025 (2)	$10,514

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as the AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of September 30, 2025, American’s current loyalty program liability was $3.7 billion and represents American’s current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
The air traffic liability principally represents tickets sold for future travel on American and partner airlines. The balance in American’s air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the nine months ended September 30, 2025, $5.1 billion of revenue was recognized in passenger revenue that was included in American’s air traffic liability at December 31, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Long-term debt included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2025	December 31, 2024
Secured
2013 Term Loan Facility, variable interest rate of 6.50%, installments until due in February 2028	$970	$980
2014 Term Loan Facility, variable interest rate of 5.98%, installments until due in January 2027	1,159	1,171
2023 Term Loan Facility, variable interest rate of 6.26%, installments until due in June 2029	1,089	1,089
10.75% senior secured IP notes, interest only payments until due in February 2026	524	781
10.75% senior secured LGA/DCA notes, interest only payments until due in February 2026	105	156
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes, interest only payments until due in May 2029	1,000	1,000
5.50% senior secured notes, installments until due in April 2026 (1)	875	1,750
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
2021 AAdvantage Term Loan Facility, variable interest rate of 6.58%, installments until due in April 2028 (1)	2,269	2,450
2025 AAdvantage Term Loan Facility, variable interest rate of 7.58%, installments until due in May 2032 (1)	998	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 3.77%, maturing from 2025 to 2034	6,211	7,271
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 6.91%, averaging 5.94%, maturing from 2025 to 2037	4,880	4,094
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	789	880
Total long-term debt	24,619	25,372
Less: Total unamortized debt discount, premium and issuance costs	317	300
Less: Current maturities	3,508	4,196
Long-term debt, net of current maturities	$20,794	$20,876

(1)Collectively referred to as the AAdvantage Financing.
As of September 30, 2025, the maximum availability under American’s revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility (1)	$519
2014 Revolving Facility (1)	1,557
2023 Revolving Facility (1)	924
Other facilities (2)	400
Total	$3,400

(1)On April 21, 2025, the aggregate revolving commitments under the 2013, 2014 and 2023 Revolving Facilities were increased from $2.9 billion to $3.0 billion upon the upsize of commitments by certain existing lenders.. No other terms were changed and there are no borrowings outstanding under the facilities.
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
AAdvantage Term Loan Facilities
On March 24, 2025, American and AAdvantage Loyalty IP Ltd. (the Borrowers) entered into a second amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Second Amendment). As a result of the Second Amendment, the term loans outstanding with a principal amount of approximately $2.3 billion (the 2021 AAdvantage Term Loan Facility) were replaced with new term loans in the same principal amount. The terms of the new term loans are substantially similar to the prior term loans; however, the new term loans bear interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 1.25% per annum or, at the Borrowers’ option, the Secured Overnight Financing Rate (SOFR) for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 2.25% per annum. Additionally, the scheduled quarterly principal amortization amount was reduced to 0.25% of the principal amount of term loans outstanding as of March 24, 2025 (approximately $6 million each quarter), which began in July 2025, and the remaining balance is due at maturity in April 2028. Pursuant to the Second Amendment, the new term loans are not subject to a cost spread adjustment.
On May 28, 2025, the Borrowers entered into a third amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Third Amendment). As a result of the Third Amendment, the Borrowers incurred $1.0 billion of incremental term loans (the 2025 AAdvantage Term Loan Facility) due on May 28, 2032. The terms of the 2025 AAdvantage Term Loan Facility are substantially similar to the 2021 AAdvantage Term Loan Facility; however, the 2025 AAdvantage Term Loan Facility bears interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 2.25% per annum or, at the Borrowers’ option, the SOFR rate for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 3.25% per annum. Additionally, the scheduled quarterly principal amortization amount is equal to 0.25% of the original aggregate principal amount of the 2025 AAdvantage Term Loan Facility (approximately $3 million each quarter), which began in July 2025, and the remaining balance is due at maturity in May 2032. Pursuant to the Third Amendment, the 2025 AAdvantage Term Loan Facility is not subject to a cost spread adjustment. The net proceeds from the 2025 AAdvantage Term Loan Facility were used to repay near term maturities, including AAG’s 6.50% convertible senior notes.
Equipment Loans and Other Notes Payable Issued in 2025
During the first nine months of 2025, American entered into agreements under which it borrowed $1.2 billion in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2036 through 2037 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 6.05% as of September 30, 2025.
Other Financing Activities
During the first nine months of 2025, American prepaid $487 million of the outstanding principal amounts of equipment notes issued under EETCs, and these amounts were applied to repay the related trust certificates. Additionally, American prepaid $308 million toward portions of the outstanding principal amounts of the 10.75% senior secured IP notes and 10.75% senior secured LGA/DCA notes.
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
American has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to income or loss for the reporting period. American has changed to use the discrete method to calculate income taxes for the three and nine months ended September 30, 2025. At this time, American believes that the use of the discrete method is more appropriate than the estimated annual effective tax rate method due to the fact that small changes in projected full year income could cause material fluctuations in American’s annual effective tax rate applied during each quarter.
During the three and nine months ended September 30, 2025, American recorded an income tax provision of $5 million and $128 million, respectively, which was substantially non-cash due to the utilization of the NOLs described above. Substantially all of American’s income or loss before income taxes is attributable to the United States.
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
6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2025.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2025
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$390	$390	$—	$—
Corporate obligations	3,581	—	3,581	—
Bank notes/certificates of deposit/time deposits	1,599	—	1,599	—
Repurchase agreements	450	—	450	—
	6,020	390	5,630	—
Restricted cash and short-term investments (1), (3)	760	454	306	—
Long-term investments (4)	151	151	—	—
Total	$6,931	$995	$5,936	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)American’s short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations, collateral associated with the payment of interest for the AAdvantage Financing and money market funds to be used to finance the cost of improvements at the Tulsa Maintenance Base. Restricted short-term investments mature in one year or less except for $128 million as of September 30, 2025.
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
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	September 30, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$24,302	$24,743	$—	$24,743	$—

	December 31, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$25,072	$25,234	$—	$25,234	$—
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
American’s equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Republic Airways Holdings Inc.	Equity Method	25.0%	25.0%	$270	$253
China Southern Airlines	Fair Value	1.5%	1.5%	145	142
Other investments (1)	Various			148	120
Total				$563	$515

(1)Primarily includes American’s investment in JetSMART Holdings Limited, which is accounted for under the equity method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

8. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2025	2024	2025	2024
Service cost	$1	$—	$6	$8
Interest cost	179	178	18	17
Expected return on assets	(231)	(243)	(2)	(2)
Amortization of:
Prior service cost	—	—	4	3
Unrecognized net loss (gain)	21	26	(6)	(6)
Net periodic benefit cost (income)	$(30)	$(39)	$20	$20

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2025	2024	2025	2024
Service cost	$2	$1	$18	$23
Interest cost	544	539	53	51
Expected return on assets	(693)	(729)	(7)	(7)
Amortization of:
Prior service cost	—	—	13	11
Unrecognized net loss (gain)	68	79	(17)	(19)
Net periodic benefit cost (income)	$(79)	$(110)	$60	$59
Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first nine months of 2025, American made required contributions of $221 million to its defined benefit pension plans.
9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Income Tax Provision (1)		Total
Balance at December 31, 2024	$(2,962)	$(1,715)		$(4,677)
Amounts reclassified from AOCI	64	(14)	(2)	50
Net current-period other comprehensive income (loss)	64	(14)		50
Balance at September 30, 2025	$(2,898)	$(1,729)		$(4,627)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished.
(2)Relates to pension, retiree medical and other postretirement benefits obligations and is recognized within the income tax provision on the condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	$10	$9	Nonoperating other income (expense), net
Actuarial loss	12	15	40	46	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$15	$18	$50	$55
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
Regional expenses for the three months ended September 30, 2025 and 2024 include $75 million and $70 million of depreciation and amortization, respectively, and $2 million of aircraft rent in each period. Regional expenses for the nine months ended September 30, 2025 and 2024 include $216 million and $208 million of depreciation and amortization, respectively, and $7 million of aircraft rent in each period.
During the three months ended September 30, 2025 and 2024, American recognized $177 million and $153 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). During the nine months ended September 30, 2025 and 2024, American recognized $519 million and $452 million, respectively, of expense under its capacity purchase agreement with Republic. American holds a 25% equity interest in Republic Airways Holdings Inc., the parent company of Republic.
11. Transactions with Related Parties
The following represents the net receivables (payables) to related parties (in millions):

	September 30, 2025	December 31, 2024
AAG (1)	$11,818	$10,258
AAG’s wholly-owned subsidiaries (2)	(2,064)	(2,071)
Total	$9,754	$8,187

(1)The increase in American’s net related party receivable from AAG is due in part to American providing the cash funding for AAG’s financing transactions, including the $1.0 billion cash settlement of AAG’s 6.50% convertible senior notes upon their maturity on July 1, 2025.
(2)The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

12. Legal Proceedings
Private Party Antitrust Actions Related to the Northeast Alliance (NEA). On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against AAG and JetBlue in the U.S. District Court for the Eastern District of New York alleging that AAG and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against AAG and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. In March 2023, AAG filed a motion in the U.S. District Court for the District of Massachusetts case asking to transfer the case to the U.S. District Court for the Eastern District of New York and consolidate it with the cases pending in that venue. The U.S. District Court for the District of Massachusetts granted that motion. The remaining cases were consolidated with the other actions in the Eastern District of New York. In June 2023, the private party plaintiffs filed a second amended consolidated complaint, followed by a third amended complaint filed in August 2023. In September 2023, AAG, together with JetBlue, filed a motion to dismiss the third amended complaint. In September 2024, the court denied that motion. AAG and JetBlue filed answers to the private party plaintiffs’ third amended complaint in October 2024, and the parties are now engaged in discovery. AAG believes these lawsuits are without merit and is defending against them vigorously.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

13. Subsequent Events
In October 2025, American refinanced the $629 million remaining outstanding principal amount of the 10.75% senior secured IP notes and the 10.75% senior secured LGA/DCA notes due February 2026 with $629 million borrowed under a senior unsecured short-term loan facility. Term loans under the facility mature on January 21, 2026 and bear interest at SOFR for a tenor of one month plus an applicable margin of 2.375% per annum (6.40% as of the closing date). The resulting transactions also accelerated the release of the 10.75% senior secured LGA/DCA notes collateral.

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
Many aspects of our airline operations depend on the U.S. Government. The current shutdown, if it continues for an extended period of time, could strain air traffic control and security staffing, reduce air traffic capacity at key airports in the U.S. and have a material and adverse impact on our results of operations.
AAG’s Third Quarter 2025 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Passenger revenue	$12,471	$12,523	$(52)	(0.4)
Cargo revenue	212	202	10	5.0
Other operating revenue	1,008	922	86	9.4
Total operating revenues	13,691	13,647	44	0.3
Aircraft fuel and related taxes	2,767	2,874	(107)	(3.7)
Salaries, wages and benefits	4,461	4,098	363	8.9
Total operating expenses	13,540	13,558	(18)	(0.1)
Operating income	151	89	62	69.4
Pre-tax loss	(142)	(256)	(114)	(44.7)
Income tax benefit	(28)	(107)	(79)	(74.1)
Net loss	(114)	(149)	(35)	(23.5)

Pre-tax loss – GAAP	$(142)	$(256)	$(114)	(44.7)
Adjusted for: pre-tax net special items (1)	3	527	(524)	(99.4)
Pre-tax income (loss) excluding net special items	$(139)	$271	$(410)	nm (2)

(1)See “Reconciliation of GAAP to Non-GAAP Financial Measures” below and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.
(2)Not meaningful or greater than 100% change.

Pre-Tax Loss and Net Loss
Pre-tax loss and net loss were $142 million and $114 million, respectively, in the third quarter of 2025. This compares to third quarter of 2024 pre-tax loss and net loss of $256 million and $149 million, respectively. The period-over-period decrease in pre-tax loss on a GAAP basis was principally driven by a decrease in pre-tax net special items and lower costs for aircraft fuel and related taxes, offset in part by increases in certain operating expenses including salaries, wages and benefits and regional expenses.
Excluding the effects of pre-tax net special items, pre-tax loss was $139 million in the third quarter of 2025 and pre-tax income was $271 million in the third quarter of 2024. The period-over-period decrease in our pre-tax income excluding pre-tax net special items was principally driven by increases in certain operating expenses including salaries, wages and benefits and regional expenses, offset in part by lower costs for aircraft fuel and related taxes.
Revenue
In the third quarter of 2025, we reported total operating revenues of $13.7 billion, an increase of $44 million, or 0.3%, from the third quarter of 2024. Passenger revenue was $12.5 billion, a decrease of $52 million, or 0.4%, in the third quarter of 2025 from the third quarter of 2024. Our passenger revenue in the third quarter of 2025 was impacted by weakness in international travel, primarily in the Latin America region, offset in part by improvement in domestic revenue.
Cargo revenue increased $10 million, or 5.0%, in the third quarter of 2025 from the third quarter of 2024, primarily due to a 4.3% increase in cargo yield.
Other operating revenue increased $86 million, or 9.4%, in the third quarter of 2025 from the third quarter of 2024, driven primarily by higher revenue associated with our loyalty program. During the three months ended September 30, 2025 and 2024, cash payments from co-branded credit card and other partners were $1.5 billion and $1.4 billion, respectively.
Our total revenue per available seat mile (TRASM) was 17.69 cents in the third quarter of 2025, a 1.9% decrease as compared to 18.04 cents in the third quarter of 2024.
Fuel
Aircraft fuel and related taxes was $2.8 billion in the third quarter of 2025, which was $107 million, or 3.7%, lower as compared to the third quarter of 2024. This was primarily due to a 5.5% decrease in the average price per gallon of aircraft fuel including related taxes to $2.37 in the third quarter of 2025 from $2.50 in the third quarter of 2024, offset in part by a 1.9% increase in gallons of fuel consumed due to increased capacity.
As of September 30, 2025, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity” in our 2024 Form 10-K.
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
Our 2025 third quarter total operating cost per available seat mile (CASM) was 17.49 cents, a decrease of 2.4% from 17.92 cents in the third quarter of 2024. The decrease in CASM was primarily driven by a decrease in operating net special items and lower aircraft fuel costs, offset in part by higher costs for salaries, wages and benefits and regional expenses.

Our 2025 third quarter CASM excluding net special items and fuel was 13.91 cents, an increase of 3.9% from 13.39 cents in the third quarter of 2024, which was primarily driven by higher costs for salaries, wages and benefits and regional expenses.
For a reconciliation of CASM to CASM excluding net special items and fuel, see “Reconciliation of GAAP to Non-GAAP Financial Measures” below.
Liquidity
As of September 30, 2025, we had $10.3 billion in total available liquidity, consisting of $6.9 billion in unrestricted cash and short-term investments, and $3.4 billion in total undrawn capacity under revolving credit and other facilities.
During the first nine months of 2025, we completed the following financing transactions (see Note 1 and Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on 2025 financing activities):
•amended the AAdvantage term loan credit and guaranty agreement to reduce the applicable interest rate margin and to reduce the scheduled quarterly principal amortization amount;
•issued $1.0 billion of incremental term loans pursuant to the AAdvantage term loan credit guaranty agreement (2025 AAdvantage Term Loan Facility), as amended;
•prepaid $487 million of the outstanding principal amounts of certain equipment notes issued under enhanced equipment trust certificates (EETCs);
•increased the aggregate revolving commitments under the 2013, 2014 and 2023 Revolving Facilities from $2.9 billion to $3.0 billion;
•received $432 million of gross proceeds pursuant to special facility revenue bonds issued by the Tulsa Municipal Airport Trust (TMAT), of which a portion was used to fund the redemption of other bonds related to TMAT and the remaining amount will be used to finance the cost of improvements at American’s overhaul and maintenance base at Tulsa International Airport;
•prepaid $308 million toward portions of the outstanding principal amounts of the 10.75% senior secured IP notes (the IP Notes) and the 10.75% senior secured LGA/DCA notes (LGA/DCA Notes); and
•issued $1.2 billion of equipment loans and other notes payable in connection with the financing of certain aircraft.
American Eagle Flight 5342
On January 29, 2025, American Eagle flight 5342 was involved in a fatal accident in Washington, D.C. The Bombardier CRJ700 aircraft operated by PSA Airlines, Inc. was en route to Washington, D.C. from Wichita, Kansas when it was involved in a midair collision near Ronald Reagan Washington National Airport. We estimate that the accident reduced first quarter 2025 total operating revenues by approximately $200 million, of which the impacted revenue is not covered by insurance. In September 2025, the families of two passengers on flight 5342 filed complaints against the U.S. Government, PSA Airlines, Inc. and American seeking unspecified damages, and we currently expect that additional lawsuits will be filed. While we cannot predict the outcome of these lawsuits, American has industry standard insurance coverage for this incident and is continuing to assess the full impact on its business resulting from the accident.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Reconciliation of Pre-Tax Income (Loss) Excluding Net Special Items:
Pre-tax income (loss) – GAAP	$(142)	$(256)	$48	$359
Pre-tax net special items (1):
Mainline operating special items, net	7	554	125	625
Nonoperating special items, net	(4)	(27)	28	30
Total pre-tax net special items	3	527	153	655
Pre-tax income (loss) excluding net special items	$(139)	$271	$201	$1,014

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$13,540	$13,558	$39,619	$39,071
Operating net special items (1):
Mainline operating special items, net	(7)	(554)	(125)	(625)
Aircraft fuel and related taxes	(2,767)	(2,874)	(8,017)	(8,916)
Total operating expenses, excluding net special items and fuel	$10,766	$10,130	$31,477	$29,530

Total available seat miles (ASM)	77,400	75,665	224,939	221,445
(In cents)
CASM	17.49	17.92	17.61	17.64
Operating net special items per ASM (1):
Mainline operating special items, net	(0.01)	(0.73)	(0.06)	(0.28)
Aircraft fuel and related taxes per ASM	(3.58)	(3.80)	(3.56)	(4.03)
CASM, excluding net special items and fuel	13.91	13.39	13.99	13.34

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and nine months ended September 30, 2025 and 2024. Amounts may not recalculate due to rounding.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024		2025	2024
Revenue passenger miles (millions) (a)	66,580	65,502	1.6%	188,698	188,120	0.3%
Available seat miles (millions) (b)	77,400	75,665	2.3%	224,939	221,445	1.6%
Passenger load factor (percent) (c)	86.0	86.6	(0.6)pts	83.9	85.0	(1.1)pts
Yield (cents) (d)	18.73	19.12	(2.0)%	19.60	19.77	(0.8)%
Passenger revenue per available seat mile (cents) (e)	16.11	16.55	(2.7)%	16.44	16.79	(2.1)%
Total revenue per available seat mile (cents) (f)	17.69	18.04	(1.9)%	18.06	18.31	(1.4)%
Fuel consumption (gallons in millions)	1,169	1,147	1.9%	3,375	3,322	1.6%
Average aircraft fuel price including related taxes (dollars per gallon)	2.37	2.50	(5.5)%	2.38	2.68	(11.5)%
Total operating cost per available seat mile (cents) (g)	17.49	17.92	(2.4)%	17.61	17.64	(0.2)%
Aircraft at end of period (h)	1,555	1,546	0.6%	1,555	1,546	0.6%
Full-time equivalent employees at end of period	136,900	134,200	2.0%	136,900	134,200	2.0%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excluded from the aircraft count above as of September 30, 2025 are aircraft in temporary storage including two mainline Airbus A321XLR aircraft as well as four regional aircraft as follows: three Bombardier CRJ900 and one Embraer ERJ145.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Operating Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Passenger	$12,471	$12,523	$(52)	(0.4)
Cargo	212	202	10	5.0
Other	1,008	922	86	9.4
Total operating revenues	$13,691	$13,647	$44	0.3
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended September 30, 2024
	Three Months Ended September 30, 2025	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$12,471	1.6%	2.3%	(0.6)pts	(2.0)%	(2.7)%
Passenger revenue decreased $52 million, or 0.4%, in the third quarter of 2025 from the third quarter of 2024. Our passenger revenue in the third quarter of 2025 was impacted by weakness in international travel, primarily in the Latin America region, offset in part by improvement in domestic revenue.
Cargo revenue increased $10 million, or 5.0%, in the third quarter of 2025 from the third quarter of 2024, primarily due to a 4.3% increase in cargo yield.
Other operating revenue increased $86 million, or 9.4%, in the third quarter of 2025 from the third quarter of 2024, driven primarily by higher revenue associated with our loyalty program. During the three months ended September 30, 2025 and 2024, cash payments from co-branded credit card and other partners were $1.5 billion and $1.4 billion, respectively.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,767	$2,874	$(107)	(3.7)
Salaries, wages and benefits	4,461	4,098	363	8.9
Regional expenses	1,370	1,264	106	8.4
Maintenance, materials and repairs	1,028	989	39	3.9
Other rent and landing fees	906	861	45	5.3
Aircraft rent	310	303	7	2.4
Selling expenses	483	468	15	3.2
Depreciation and amortization	474	479	(5)	(1.1)
Mainline operating special items, net	7	554	(547)	(98.7)
Other	1,734	1,668	66	4.0
Total operating expenses	$13,540	$13,558	$(18)	(0.1)
Aircraft fuel and related taxes decreased $107 million, or 3.7%, in the third quarter of 2025 from the third quarter of 2024, primarily due to a 5.5% decrease in the average price per gallon of aircraft fuel including related taxes to $2.37 in the third quarter of 2025 from $2.50 in the third quarter of 2024, offset in part by a 1.9% increase in gallons of fuel consumed due to increased capacity.

Salaries, wages and benefits increased $363 million, or 8.9%, in the third quarter of 2025 from the third quarter of 2024, primarily due to contractual wage rate increases and higher costs for benefit-related items associated with newly ratified and extended labor agreements reached in 2024, as well as annual contractual wage rate increases in our other labor agreements.
Regional expenses increased $106 million, or 8.4%, in the third quarter of 2025 from the third quarter of 2024, primarily due to an increase in regional flight operations as regional capacity, as measured by ASMs, increased 7.6% in the third quarter of 2025 from the third quarter of 2024.
Maintenance, materials and repairs increased $39 million, or 3.9%, in the third quarter of 2025 from the third quarter of 2024, primarily due to increased costs for component part repairs and airframe heavy checks driven by higher volume, offset in part by a decrease in the volume of engine overhauls.
Other rent and landing fees increased $45 million, or 5.3%, in the third quarter of 2025 from the third quarter of 2024, primarily due to rate increases at certain airports, offset in part by a decrease in leased engines.
Operating Special Items, Net

	Three Months Ended September 30,
	2025	2024
	(In millions)
Severance expenses	$3	$—
Labor contract expenses (1)	—	516
Other operating special items, net	4	38
Mainline operating special items, net	$7	$554

(1)Labor contract expenses for the three months ended September 30, 2024 included one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline flight attendants, including a one-time payment of $514 million.
Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Interest income	$90	$117	$(27)	(22.8)
Interest expense, net	(432)	(480)	48	(10.0)
Other income, net	49	18	31	nm
Total nonoperating expense, net	$(293)	$(345)	$52	(15.3)
Interest income decreased $27 million, or 22.8%, in the third quarter of 2025 from the third quarter of 2024, primarily due to lower interest rates that reduced returns on our short-term investments. Interest expense, net decreased $48 million, or 10.0%, in the third quarter of 2025 from the third quarter of 2024, primarily due to lower interest rates on our variable-rate debt instruments and lower outstanding debt subsequent to the third quarter of 2024, as we continue our efforts to strengthen the balance sheet.
In the third quarter of 2025, other nonoperating income, net primarily included $31 million of net earnings related to our equity investments accounted for under the equity method and $17 million of non-service related pension and other postretirement benefit plan income.
In the third quarter of 2024, other nonoperating income, net primarily included $27 million of non-service related pension and other postretirement benefit plan income and $27 million of net special credits for mark-to-market net unrealized gains associated with certain equity investments, offset in part by $21 million of foreign currency losses.

Income Taxes
In the third quarter of 2025, we recorded an income tax benefit of $28 million. Substantially all of our loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Operating Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Passenger	$36,985	$37,184	$(199)	(0.5)
Cargo	612	584	28	4.8
Other	3,037	2,783	254	9.1
Total operating revenues	$40,634	$40,551	$83	0.2
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Nine Months Ended September 30, 2024
	Nine Months Ended September 30, 2025	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$36,985	0.3%	1.6%	(1.1)pts	(0.8)%	(2.1)%
Passenger revenue decreased $199 million, or 0.5%, in the first nine months of 2025 from the first nine months of 2024. Our passenger revenue in the first nine months of 2025 was impacted by softness in domestic demand for air travel and the American Eagle Flight 5342 accident, offset in part by strength in international air travel, particularly in the Atlantic and Pacific regions.
Cargo revenue increased $28 million, or 4.8%, in the first nine months of 2025 from the first nine months of 2024, primarily due to a 4.2% increase in cargo yield.
Other operating revenue increased $254 million, or 9.1%, in the first nine months of 2025 from the first nine months of 2024, driven primarily by higher revenue associated with our loyalty program. During the nine months ended September 30, 2025 and 2024, cash payments from co-branded credit card and other partners were $4.7 billion and $4.4 billion, respectively.

Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$8,017	$8,916	$(899)	(10.1)
Salaries, wages and benefits	13,065	11,917	1,148	9.6
Regional expenses	4,053	3,733	320	8.6
Maintenance, materials and repairs	2,876	2,823	53	1.9
Other rent and landing fees	2,627	2,514	113	4.5
Aircraft rent	910	945	(35)	(3.8)
Selling expenses	1,467	1,331	136	10.2
Depreciation and amortization	1,418	1,424	(6)	(0.3)
Mainline operating special items, net	125	625	(500)	(80.0)
Other	5,061	4,843	218	4.5
Total operating expenses	$39,619	$39,071	$548	1.4
Aircraft fuel and related taxes decreased $899 million, or 10.1%, in the first nine months of 2025 from the first nine months of 2024, primarily due to an 11.5% decrease in the average price per gallon of aircraft fuel including related taxes to $2.38 in the first nine months of 2025 from $2.68 in the first nine months of 2024, offset in part by a 1.6% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $1.1 billion, or 9.6%, in the first nine months of 2025 from the first nine months of 2024, primarily due to contractual wage rate increases and higher costs for benefit-related items associated with newly ratified and extended labor agreements reached in 2024, as well as annual contractual wage rate increases in our other labor agreements.
Regional expenses increased $320 million, or 8.6%, in the first nine months of 2025 from the first nine months of 2024, primarily due to an increase in regional flight operations as regional capacity, as measured by ASMs, increased 11.3% in the first nine months of 2025 from the first nine months of 2024. In addition, higher maintenance, materials and repair costs driven by an increase in the volume of airframe heavy checks and engine overhauls also contributed to the increase in regional expenses.
Maintenance, materials and repairs increased $53 million, or 1.9%, in the first nine months of 2025 from the first nine months of 2024, primarily due to increased costs for component part repairs and airframe heavy checks driven by higher volume, offset in part by a decrease in the volume of engine overhauls.
Other rent and landing fees increased $113 million, or 4.5%, in the first nine months of 2025 from the first nine months of 2024, primarily due to rate increases at certain airports, offset in part by a decrease in leased engines.
Selling expenses increased $136 million, or 10.2%, in the first nine months of 2025 from the first nine months of 2024, primarily due to an increase in commissions expense, driven by higher costs resulting from renegotiated agency contracts, as well as an increase in advertising expenses. Higher credit card fees driven by higher rates also contributed to the increase in selling expenses.

Operating Special Items, Net

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Litigation reserve adjustments	$77	$—
Labor contract expenses (1)	31	573
Severance expenses	8	13
Other operating special items, net	9	39
Mainline operating special items, net	$125	$625

(1)Labor contract expenses for the nine months ended September 30, 2025 included a one-time charge for adjustments to vacation accruals resulting from pay rate increases effective January 1, 2025, related to the ratification of the contract extension in the fourth quarter of 2024 with our mainline maintenance and fleet service team members.
Labor contract expenses for the nine months ended September 30, 2024 included one-time charges resulting from the ratification of a new collective bargaining agreement with our mainline flight attendants, including a one-time payment of $514 million, and from the ratification of a new collective bargaining agreement with our mainline passenger service team members.
Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Interest income	$285	$363	$(78)	(21.5)
Interest expense, net	(1,294)	(1,464)	170	(11.6)
Other income (expense), net	42	(20)	62	nm
Total nonoperating expense, net	$(967)	$(1,121)	$154	(13.7)
Interest income decreased $78 million, or 21.5%, in the first nine months of 2025 from the first nine months of 2024, primarily due to lower interest rates that reduced returns on our short-term investments. Interest expense, net decreased $170 million, or 11.6%, in the first nine months of 2025 from the first nine months of 2024, primarily due to lower interest rates on our variable-rate debt instruments and lower outstanding debt subsequent to the third quarter of 2024, as we continue our efforts to strengthen the balance sheet.
In the first nine months of 2025, other nonoperating income, net included $46 million of net earnings related to our equity investments accounted for under the equity method and $39 million of non-service related pension and other postretirement benefit plan income, offset in part by $28 million of net special charges primarily for mark-to-market net unrealized losses associated with certain equity investments and debt refinancings and extinguishments.
In the first nine months of 2024, other nonoperating expense, net included $31 million of foreign currency losses, $30 million of net special charges primarily for mark-to-market net unrealized losses associated with certain equity investments and $27 million of net losses related to our equity investments accounted for under the equity method, offset in part by $76 million of non-service related pension and other postretirement benefit plan income.
Income Taxes
In the first nine months of 2025, we recorded an income tax provision of $36 million. Substantially all of our income before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.

American’s Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Operating Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Passenger	$12,471	$12,523	$(52)	(0.4)
Cargo	212	202	10	5.0
Other	1,005	920	85	9.4
Total operating revenues	$13,688	$13,645	$43	0.3
Passenger revenue decreased $52 million, or 0.4%, in the third quarter of 2025 from the third quarter of 2024. American’s passenger revenue in the third quarter of 2025 was impacted by weakness in international travel, primarily in the Latin America region, offset in part by improvement in domestic revenue.
Cargo revenue increased $10 million, or 5.0%, in the third quarter of 2025 from the third quarter of 2024, primarily due to an increase in cargo yield.
Other operating revenue increased $85 million, or 9.4%, in the third quarter of 2025 from the third quarter of 2024, driven primarily by higher revenue associated with American’s loyalty program. During the three months ended September 30, 2025 and 2024, cash payments from co-branded credit card and other partners were $1.5 billion and $1.4 billion, respectively.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,767	$2,874	$(107)	(3.7)
Salaries, wages and benefits	4,459	4,096	363	8.9
Regional expenses	1,353	1,268	85	6.7
Maintenance, materials and repairs	1,028	989	39	3.9
Other rent and landing fees	906	861	45	5.3
Aircraft rent	310	303	7	2.4
Selling expenses	483	468	15	3.2
Depreciation and amortization	473	477	(4)	(0.9)
Mainline operating special items, net	7	554	(547)	(98.7)
Other	1,735	1,665	70	4.2
Total operating expenses	$13,521	$13,555	$(34)	(0.3)
Aircraft fuel and related taxes decreased $107 million, or 3.7%, in the third quarter of 2025 from the third quarter of 2024, primarily due to a 5.5% decrease in the average price per gallon of aircraft fuel including related taxes to $2.37 in the third quarter of 2025 from $2.50 in the third quarter of 2024, offset in part by a 1.9% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $363 million, or 8.9%, in the third quarter of 2025 from the third quarter of 2024, primarily due to contractual wage rate increases and higher costs for benefit-related items associated with newly ratified and extended labor agreements reached in 2024, as well as annual contractual wage rate increases in American’s other labor agreements.
Regional expenses increased $85 million, or 6.7%, in the third quarter of 2025 from the third quarter of 2024, primarily due to an increase in regional flight operations and costs at American’s regional carriers.

Maintenance, materials and repairs increased $39 million, or 3.9%, in the third quarter of 2025 from the third quarter of 2024, primarily due to increased costs for component part repairs and airframe heavy checks driven by higher volume, offset in part by a decrease in the volume of engine overhauls.
Other rent and landing fees increased $45 million, or 5.3%, in the third quarter of 2025 from the third quarter of 2024, primarily due to rate increases at certain airports, offset in part by a decrease in leased engines.
Operating Special Items, Net

	Three Months Ended September 30,
	2025	2024
	(In millions)
Severance expenses	$3	$—
Labor contract expenses (1)	—	516
Other operating special items, net	4	38
Mainline operating special items, net	$7	$554

(1)Labor contract expenses for the three months ended September 30, 2024 included one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline flight attendants, including a one-time payment of $514 million.
Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Interest income	$249	$268	$(19)	(7.1)
Interest expense, net	(450)	(505)	55	(10.8)
Other income, net	49	18	31	nm
Total nonoperating expense, net	$(152)	$(219)	$67	(30.5)
Interest income decreased $19 million, or 7.1%, in the third quarter of 2025 from the third quarter of 2024, primarily due to lower interest rates that reduced returns on American’s short-term investments. Interest expense, net decreased $55 million, or 10.8%, in the third quarter of 2025 from the third quarter of 2024, primarily due to lower interest rates on its variable-rate debt instruments and lower outstanding debt subsequent to the third quarter of 2024, as American continues its efforts to strengthen the balance sheet.
In the third quarter of 2025, other nonoperating income, net primarily included $31 million of net earnings related to American’s equity investments accounted for under the equity method and $17 million of non-service related pension and other postretirement benefit plan income.
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
In the third quarter of 2025, American recorded an income tax provision of $5 million. Substantially all of American’s income before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Operating Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Passenger	$36,985	$37,184	$(199)	(0.5)
Cargo	612	584	28	4.8
Other	3,031	2,778	253	9.1
Total operating revenues	$40,628	$40,546	$82	0.2
Passenger revenue decreased $199 million, or 0.5%, in the first nine months of 2025 from the first nine months of 2024. American’s passenger revenue in the first nine months of 2025 was impacted by softness in domestic demand for air travel and the American Eagle Flight 5342 accident, offset in part by strength in international air travel, particularly in the Atlantic and Pacific regions.
Cargo revenue increased $28 million, or 4.8%, in the first nine months of 2025 from the first nine months of 2024, primarily due to an increase in cargo yield.
Other operating revenue increased $253 million, or 9.1%, in the first nine months of 2025 from the first nine months of 2024, driven primarily by higher revenue associated with American’s loyalty program. During the nine months ended September 30, 2025 and 2024, cash payments from co-branded credit card and other partners were $4.7 billion and $4.4 billion, respectively.
Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$8,017	$8,916	$(899)	(10.1)
Salaries, wages and benefits	13,058	11,911	1,147	9.6
Regional expenses	4,027	3,725	302	8.1
Maintenance, materials and repairs	2,876	2,823	53	1.9
Other rent and landing fees	2,627	2,514	113	4.5
Aircraft rent	910	945	(35)	(3.8)
Selling expenses	1,467	1,331	136	10.2
Depreciation and amortization	1,414	1,416	(2)	(0.1)
Mainline operating special items, net	125	625	(500)	(80.0)
Other	5,065	4,844	221	4.6
Total operating expenses	$39,586	$39,050	$536	1.4
Aircraft fuel and related taxes decreased $899 million, or 10.1%, in the first nine months of 2025 from the first nine months of 2024, primarily due to an 11.5% decrease in the average price per gallon of aircraft fuel including related taxes to $2.38 in the first nine months of 2025 from $2.68 in the first nine months of 2024, offset in part by a 1.6% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $1.1 billion, or 9.6%, in the first nine months of 2025 from the first nine months of 2024, primarily due to contractual wage rate increases and higher costs for benefit-related items associated with newly ratified and extended labor agreements reached in 2024, as well as annual contractual wage rate increases in American’s other labor agreements.
Regional expenses increased $302 million, or 8.1%, in the first nine months of 2025 from the first nine months of 2024, primarily due to an increase in regional flight operations and costs at American’s regional carriers.

Maintenance, materials and repairs increased $53 million, or 1.9%, in the first nine months of 2025 from the first nine months of 2024, primarily due to increased costs for component part repairs and airframe heavy checks driven by higher volume, offset in part by a decrease in the volume of engine overhauls.
Other rent and landing fees increased $113 million, or 4.5%, in the first nine months of 2025 from the first nine months of 2024, primarily due to rate increases at certain airports, offset in part by a decrease in leased engines.
Selling expenses increased $136 million, or 10.2%, in the first nine months of 2025 from the first nine months of 2024, primarily due to an increase in commissions expense, driven by higher costs resulting from renegotiated agency contracts, as well as an increase in advertising expenses. Higher credit card fees driven by higher rates also contributed to the increase in selling expenses.
Operating Special Items, Net

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Litigation reserve adjustments	$77	$—
Labor contract expenses (1)	31	573
Severance expenses	8	13
Other operating special items, net	9	39
Mainline operating special items, net	$125	$625

(1)Labor contract expenses for the nine months ended September 30, 2025 included a one-time charge for adjustments to vacation accruals resulting from pay rate increases effective January 1, 2025, related to the ratification of the contract extension in the fourth quarter of 2024 with American’s mainline maintenance and fleet service team members.
Labor contract expenses for the nine months ended September 30, 2024 included one-time charges resulting from the ratification of a new collective bargaining agreement with American’s mainline flight attendants, including a one-time payment of $514 million, and from the ratification of a new collective bargaining agreement with American’s mainline passenger service team members.
Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Interest income	$732	$805	$(73)	(9.0)
Interest expense, net	(1,343)	(1,536)	193	(12.5)
Other income (expense), net	41	(21)	62	nm
Total nonoperating expense, net	$(570)	$(752)	$182	(24.2)
Interest income decreased $73 million, or 9.0% in the first nine months of 2025 from the first nine months of 2024, primarily due to lower interest rates that reduced returns on American’s short-term investments. Interest expense, net decreased $193 million, or 12.5%, in the first nine months of 2025 from the first nine months of 2024, primarily due to lower interest rates on its variable-rate debt instruments and lower outstanding debt subsequent to the third quarter of 2024, as American continues its efforts to strengthen the balance sheet.
In the first nine months of 2025, other nonoperating income, net included $46 million of net earnings related to American’s equity investments accounted for under the equity method and $39 million of non-service related pension and other postretirement benefit plan income, offset in part by $28 million of net special charges primarily for mark-to-market net unrealized losses associated with certain equity investments and debt refinancings and extinguishments.

In the first nine months of 2024, other nonoperating expense, net included $31 million of foreign currency losses, $30 million of net special charges primarily for mark-to-market net unrealized losses associated with certain equity investments and $27 million of net losses related to American’s equity investments accounted for under the equity method, offset in part by $75 million of non-service related pension and other postretirement benefit plan income.
Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In the first nine months of 2025, American recorded an income tax provision of $128 million. Substantially all of American’s income before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
At September 30, 2025, AAG had $10.3 billion in total available liquidity and $760 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Cash	$835	$804	$825	$795
Short-term investments	6,023	6,180	6,020	6,177
Undrawn facilities	3,400	3,289	3,400	3,289
Total available liquidity	$10,258	$10,273	$10,245	$10,261
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

Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $3.4 billion and $3.6 billion for the first nine months of 2025 and 2024, respectively, a $212 million period-over-period decrease driven primarily by lower profitability in the first nine months of 2025 as compared to the same period in 2024.
Investing Activities
Our net cash used in investing activities was $1.5 billion and $1.8 billion for the first nine months of 2025 and 2024, respectively.
Our principal investing activities in the first nine months of 2025 included $2.1 billion of capital expenditures, which primarily related to the purchase of 13 Boeing 737 MAX aircraft, six Embraer E175 aircraft, five Bombardier CRJ900 aircraft, three Boeing 787-9 aircraft, two Airbus A321XLR aircraft, one Airbus A321neo aircraft, one Airbus A320 aircraft lease repurchase and seven aircraft engines. These cash outflows were offset in part by $328 million in net proceeds from the issuance of the TMAT special facility revenue bonds and $243 million in proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at Los Angeles International Airport (LAX). Additionally, we had $143 million in net sales of short-term investments.
Our principal investing activities in the first nine months of 2024 included $1.9 billion of capital expenditures, which primarily related to the purchase of 12 Embraer E175 aircraft, three Boeing 737 MAX aircraft, three Boeing 737-800 aircraft lease repurchases, two Airbus A321neo aircraft, 39 aircraft engines and aircraft purchase deposits. Additionally, we had $627 million in net purchases of short-term investments. These cash outflows were offset in part by $598 million of proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at LAX.
Financing Activities
Our net cash used in financing activities was $1.8 billion and $1.5 billion for the first nine months of 2025 and 2024, respectively.
Our principal financing activities in the first nine months of 2025 primarily included $4.1 billion in debt and finance lease repayments, consisting of $3.3 billion in scheduled repayments, including the $1.0 billion cash settlement of AAG’s 6.50% convertible senior notes. Debt and finance lease repayments also included early repayments of $487 million for the outstanding principal amount of equipment notes issued under EETCs and $308 million toward portions of the outstanding principal amounts of the IP Notes and LGA/DCA Notes. These cash outflows were offset in part by $2.2 billion of proceeds from the issuance of long-term debt, consisting of $1.0 billion from the issuance of the 2025 AAdvantage Term Loan Facility and $1.2 billion from the issuance of equipment loans and other notes payable in connection with the financing of certain aircraft.
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
American
Operating Activities
American’s net cash provided by operating activities was $2.2 billion and $3.5 billion for the first nine months of 2025 and 2024, respectively, a $1.3 billion period-over-period decrease driven by a net increase in receivables from related parties, including the scheduled repayment of AAG’s $1.0 billion 6.50% convertible senior notes. Excluding this net increase in receivables from related parties, American’s operating cash flow decreased $198 million primarily due to lower profitability in the first nine months of 2025 as compared to the same period in 2024.
Investing Activities
American’s net cash used in investing activities was $1.5 billion and $1.8 billion for the first nine months of 2025 and 2024, respectively.

American’s principal investing activities in the first nine months of 2025 included $2.1 billion of capital expenditures, which primarily related to the purchase of 13 Boeing 737 MAX aircraft, six Embraer E175 aircraft, five Bombardier CRJ900 aircraft, three Boeing 787-9 aircraft, two Airbus A321XLR aircraft, one Airbus A321neo aircraft, one Airbus A320 aircraft lease repurchase and seven aircraft engines. These cash outflows were offset in part by $328 million in net proceeds from the issuance of the TMAT special facility revenue bonds and $243 million in proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at LAX. Additionally, American had $143 million in net sales of short-term investments.
American’s principal investing activities in the first nine months of 2024 included $1.9 billion of capital expenditures, which primarily related to the purchase of 12 Embraer E175 aircraft, three Boeing 737 MAX aircraft, three Boeing 737-800 aircraft lease repurchases, two Airbus A321neo aircraft, 39 aircraft engines and aircraft purchase deposits. Additionally, American had $626 million in net purchases of short-term investments. These cash outflows were offset in part by $598 million of proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at LAX.
Financing Activities
American’s net cash used in financing activities was $737 million and $1.5 billion for the first nine months of 2025 and 2024, respectively.
American’s principal financing activities in the first nine months of 2025 primarily included $3.1 billion in debt and finance lease repayments, consisting of $2.3 billion in scheduled repayments and early repayments of $487 million for the outstanding principal amount of equipment notes issued under EETCs and $308 million toward portions of the outstanding principal amounts of the IP Notes and LGA/DCA Notes. These cash outflows were offset in part by $2.2 billion of proceeds from the issuance of long-term debt, consisting of $1.0 billion from the issuance of the 2025 AAdvantage Term Loan Facility and $1.2 billion from the issuance of equipment loans and other notes payable in connection with the financing of certain aircraft.
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
Commitments
Significant Indebtedness
As of September 30, 2025, AAG had $28.4 billion in long-term debt, including current maturities of $3.5 billion. As of September 30, 2025, American had $24.6 billion in long-term debt, including current maturities of $3.5 billion. All material changes in our significant indebtedness since our 2024 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of September 30, 2025, we had definitive purchase agreements for the acquisition of the following new aircraft (1):

	Remainder of 2025	2026	2027	2028 and Thereafter	Total
Airbus
A320 Family	3	21	24	104	152
Boeing
737 Family	9	15	—	115	139
787 Family	3	1	3	15	22
Embraer
E175	6	16	17	47	86
Total	21	53	44	281	399

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
In addition, we have committed to purchase seven used Bombardier CRJ900 aircraft which are scheduled to be delivered from the fourth quarter of 2025 through 2026. We also have agreements for 49 spare engines to be delivered in the fourth quarter of 2025 and beyond. The “Contractual Obligations” table below reflects these commitments.
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

Contractual Obligations
The following table provides details of our estimated material cash requirements from contractual obligations as of September 30, 2025 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time and is subject to other conventions as set forth in the applicable accompanying footnotes.

	Payments Due by Period
	Remainder of 2025	2026	2027	2028	2029	2030 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$749	$3,611	$4,395	$7,264	$3,985	$4,615	$24,619
Interest obligations (b), (c)	340	1,251	986	690	373	807	4,447
Finance lease obligations	37	147	138	100	94	354	870
Aircraft and engine purchase commitments (d)	1,280	2,891	2,784	4,057	4,252	9,847	25,111
Operating lease commitments	412	1,572	1,413	1,283	1,175	3,773	9,628
Regional capacity purchase agreements (e)	275	1,051	1,049	976	809	808	4,968
Minimum pension obligations (f)	—	251	157	107	81	46	642
Retiree medical and other postretirement benefits (f)	34	138	135	131	128	615	1,181
Other purchase obligations (g)	1,401	3,122	1,811	1,285	424	3,824	11,867
Total American Contractual Obligations	4,528	14,034	12,868	15,893	11,321	24,689	83,333

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	—	—	—	—	—	3,746	3,746
Interest obligations (b)	—	172	194	198	203	214	981
Finance lease obligations	3	—	—	—	—	—	3
Operating lease commitments	4	14	9	8	7	40	82
Minimum pension obligations (f)	—	2	1	1	1	2	7
Other purchase obligations	1	14	12	5	2	—	34
Total AAG Contractual Obligations	$4,536	$14,236	$13,084	$16,105	$11,534	$28,691	$88,186

(a)Amounts represent contractual amounts due. Excludes $317 million and $2 million of unamortized debt discount, premium and issuance costs as of September 30, 2025 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at September 30, 2025.
(c)Includes $6.2 billion of future principal payments and $664 million of future interest payments as of September 30, 2025, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
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
(f)Represents minimum pension contributions and expected contributions to our retiree medical and other postretirement plans based on actuarially determined estimates as of December 31, 2024 and is based on estimated payments through 2034. During the first nine months of 2025, we made required contributions of $224 million to our defined benefit pension plans.
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
Aircraft Fuel
As of September 30, 2025, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2025 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2025 annual fuel expense by approximately $45 million. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity” in our 2024 Form 10-K.
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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our September 30, 2025 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $130 million and annual interest income on short-term investments would increase by approximately $70 million.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to the company’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of September 30, 2025 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s principal executive officer, the Chief Executive Officer (CEO), and principal financial officer, the Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2025, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

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
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On July 28, 2025, David G. Seymour, Executive Vice President and Chief Operating Officer, adopted a Rule 10b5-1 trading agreement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 363,193 shares of AAG’s common stock until July 30, 2027.
Other than noted above, during the quarter ended September 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of AAG securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.1
Fifth Amended and Restated Bylaws of American Airlines Group Inc. (incorporated by reference to Exhibit 3.1 to American Airlines Group Inc.’s Current Report on Form 8-K filed on August 7, 2025 (Commission File No. 1-8400)).

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

American Airlines Group Inc.

Date: October 23, 2025	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: October 23, 2025	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)