Form 10-K
period 2025-12-31
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2026-02-18
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025

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
The aggregate market value of the voting stock held by non-affiliates of American Airlines Group Inc. as of June 30, 2025, was approximately $7.4 billion. As of February 13, 2026, there were 660,304,573 shares of American Airlines Group Inc. common stock outstanding.
As of February 13, 2026, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

OMISSION OF CERTAIN INFORMATION
American Airlines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the information otherwise called for by Items 10-13 of Form 10-K as allowed under General Instruction I(2)(c).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement related to American Airlines Group Inc.’s 2026 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of American Airlines Group Inc.’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-K
Year Ended December 31, 2025

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
•The loss of key personnel whom we depend on to operate our business, or the inability to attract, develop and retain additional qualified personnel could adversely affect our business.
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
•We rely heavily on technology and automated systems, including artificial intelligence (AI), to operate our business, and any failures could harm our business, results of operations and financial condition.

•Evolving data privacy requirements could increase our costs, and any significant cybersecurity incident could disrupt our operations, harm our reputation, expose us to legal risks and otherwise materially adversely affect our business, results of operations and financial condition.
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
•We can be adversely affected by any prolonged U.S. Government shutdown.
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
•We are subject to various risks associated with environmental and social matters, and many forms of environmental and noise regulation.
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

PART I
ITEM 1. BUSINESS
Overview
American Airlines Group Inc. (AAG), a Delaware corporation, is a holding company and its principal, wholly-owned subsidiaries are American Airlines, Inc. (American), Envoy Aviation Group Inc., PSA Airlines, Inc. (PSA) and Piedmont Airlines, Inc. (Piedmont). AAG was formed in 1982, under the name AMR Corporation (AMR), as the parent company of American, which was founded in 1934, with roots tracing back to an air mail carrier in the Midwestern United States in 1926.
AAG’s and American’s principal executive offices are located at 1 Skyview Drive, Fort Worth, Texas 76155 and their telephone number is 682-278-9000.
Airline Operations
Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle, our primary business activity is the operation of a major network air carrier, providing scheduled air transportation for passengers and cargo through our hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. and partner gateways, including in London, Doha, Madrid, Seattle/Tacoma, Sydney and Tokyo (among others). We provide service to over 350 destinations around the world, and in 2025, approximately 224 million passengers boarded our flights. In 2025, we launched more than 60 new routes, including to trans-Atlantic destinations such as Spain, Italy and Greece. We also announced over 20 new routes for customers to explore in 2026, including our first trans-Atlantic route to be flown by the Airbus A321XLR from New York to Edinburgh, Scotland.
As of December 31, 2025, we operated 1,013 mainline aircraft supported by our wholly-owned regional airline subsidiaries and third-party regional carriers, which together operated an additional 567 regional aircraft. See Part I, Item 2. Properties for further discussion of our mainline and regional aircraft and “Regional” below for further discussion of our regional operations.
American is a founding member of the oneworld® Alliance, which brings together a global network of 15 world-class member airlines and their affiliates, working together to provide a superior and seamless travel experience. See “Distribution and Marketing Agreements” below for further discussion on the oneworld Alliance and other agreements with domestic and international airlines.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “2025 Financial Overview,” “AAG’s Results of Operations” and “American’s Results of Operations” for further discussion of AAG’s and American’s operating results and operating performance. Also, see Note 1(m) to each of AAG’s and American’s Consolidated Financial Statements in Part II, Items 8A and 8B, respectively, for passenger revenue by geographic region and Note 13 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 12 to American’s Consolidated Financial Statements in Part II, Item 8B for segment disclosures.
Regional
Our regional carriers provide scheduled air transportation under the brand name “American Eagle.” The American Eagle carriers include our wholly-owned regional carriers Envoy Air Inc. (Envoy), PSA and Piedmont, as well as third-party regional carriers including Republic Airways Inc. (Republic) and SkyWest Airlines, Inc. (SkyWest). Our regional carriers are an integral component of our operating network. We rely heavily on regional carriers to serve small markets and also to drive connecting traffic to our hubs from markets that are not economical for us to serve with larger mainline aircraft. In addition, regional carriers offer complementary service in many of our mainline markets. All American Eagle carriers use logos, service marks, aircraft paint schemes and uniforms similar to those of our mainline operations. In 2025, 57 million passengers boarded our regional flights, approximately 42% of whom connected to or from our mainline flights.
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

Cargo
Our cargo division provides a wide range of freight and mail services, with facilities and interline connections available across the globe. In 2025, we served over 20,000 unique origin and destination pairs, transporting approximately 1.0 billion pounds of time-sensitive freight and mail throughout our network. We continue to focus on enhancements that enable us to better serve our customers, including moving to a new facility at London Heathrow Airport (LHR) to support further growth in this key market and expanding our digital offerings, which provide greater efficiency, increased accuracy, 24/7 access to search schedules, and the ability for our customers to check availability, retrieve rates and make bookings.
Distribution and Marketing Agreements
Passengers can purchase tickets for travel on American and American Eagle through several distribution channels, including our website (www.aa.com), our mobile app and our reservations centers, and through third-party distribution channels, including conventional travel agents, travel management companies and online travel agents (OTAs) (e.g., Expedia, including its booking sites Orbitz and Travelocity, and Booking Holdings, including its booking sites Kayak and Priceline). Additionally, American utilizes new distribution technologies such as IATA New Distribution Capability (NDC) technology, which we distribute our content to third parties through aggregators (e.g., Amadeus, Sabre, Travelport and Travelfusion) or through direct connections. NDC technology provides customers access to enhanced content and functionality, providing a simplified booking experience, and enabling us to provide more relevant, tailored offers to customers.
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
Member of oneworld Alliance
American is a founding member of the oneworld Alliance, which currently includes Alaska Airlines, British Airways, Cathay Pacific, Fiji Airways, Finnair, Iberia, Japan Airlines, Malaysia Airlines, Oman Air, Qantas Airways, Qatar Airways, Royal Air Maroc, Royal Jordanian Airlines and SriLankan Airlines. Hawaiian Airlines is expected to join the oneworld Alliance in 2026. The oneworld Alliance links the networks of member carriers and their respective affiliates to enhance customer service and provide smooth connections to the destinations served by the alliance, including linking member carriers’ loyalty programs and providing reciprocal access to the carriers’ airport lounge facilities.
Joint Business Agreements and Other Cooperation Agreements
American has established a transatlantic joint business with British Airways, Aer Lingus, Iberia and Finnair, a transpacific joint business with Japan Airlines and a joint business covering Australia and New Zealand with Qantas Airways. Joint business agreements enable the carriers involved to cooperate on flights between particular destinations and allow pooling and sharing of certain revenues and costs, enhanced loyalty program reciprocity and cooperation in other areas. Joint business agreements have become a common approach among major carriers to address key regulatory restrictions typically applicable to international airline service, including limitations on the foreign ownership of airlines and national laws prohibiting foreign airlines from carrying passengers beyond specific gateway cities.
We also have established strategic alliances with Alaska Airlines and Qatar Airways that deliver to our customers an improved network offering and enhanced loyalty program reciprocity, among other benefits.
In July 2010, in connection with a regulatory review related to our transatlantic joint business, we provided certain commitments to the European Commission (EC) regarding, among other things, the availability of take-off and landing slots at LHR or London Gatwick Airport (LGW). The commitments accepted by the EC were binding for 10 years. In anticipation of both the exit of the United Kingdom (UK) from the European Union (EU), commonly referred to as Brexit, and the expiration of the EC commitments in July 2020, the United Kingdom Competition and Markets Authority (CMA), in October 2018, opened an investigation into the transatlantic joint business. In September 2020 and April 2022, the CMA adopted interim measures that extend the EC commitments until March 2026 in light of the uncertainty and other impacts resulting from the COVID-19 pandemic. In August 2025, the CMA accepted binding commitments and closed the case. The commitments will replace the prior interim measures. The foregoing arrangements are important aspects of our international network, and we are dependent on the performance and continued cooperation of the other airlines party to those arrangements.

Marketing Relationships
To improve access to each other’s markets, various U.S. and foreign air carriers, including American, have established marketing agreements with other airlines. These marketing agreements vary in scope and are intended to provide enhanced customer choice by means of an expanded network with loyalty program participation, but do not involve the same level of cooperation as our joint businesses or strategic alliances. As of December 31, 2025, in addition to the relationships described above, American had codeshare, marketing and/or loyalty program relationships with Air Tahiti Nui, China Southern Airlines Company Limited (China Southern Airlines), Etihad Airways, GOL Linhas Aéreas Inteligentes S.A. (GOL), Gulf Air, Hawaiian Airlines, IndiGo, JetSMART, Jetstar, Jetstar Japan, Korean Air Lines, Philippine Airlines, Porter Airlines and Vueling Airlines.
AAdvantage® Program
Our AAdvantage program was established to enhance passenger loyalty by offering benefits and rewards to travelers for their continued patronage with American and our partners. AAdvantage members enjoy exclusive benefits and earn AAdvantage mileage credits (miles) for flying on eligible tickets on American, American Eagle, any oneworld Alliance airline or other partner airlines. Along with AAdvantage miles, members also earn Loyalty Points, which unlock AAdvantage status and rewards for our AAdvantage members. For every dollar spent by flying on an eligible American ticket, members earn mileage credits, and AAdvantage Gold®, AAdvantage Platinum®, AAdvantage Platinum Pro® and AAdvantage Executive Platinum® status holders earn additional bonus mileage credits of 40%, 60%, 80% and 120%, respectively. Members also earn mileage credits and Loyalty Points by using the services of more than 1,000 non-flight partners, such as our co-branded credit cards, certain hotel, car rental and cruise companies and shopping and dining partners. The AAdvantage program in general, and our co-branded credit card programs in particular, are material assets of our business and have become increasingly important to our company over time. Starting in 2026, Citibank N.A. (Citi) became the exclusive issuer of the AAdvantage co-branded credit card portfolio in the U.S. Cash payments from co-branded credit card and other partners were $6.2 billion and $6.1 billion during 2025 and 2024, respectively. Cash remuneration in 2024 included a one-time cash payment related to the new co-branded credit card agreement announced in December 2024.
In July 2025, we extended our agreement with Mastercard pursuant to a new 10‑year contract, under which Mastercard remains the exclusive payment network for our AAdvantage co‑branded credit cards. We will enhance our AAdvantage program using Mastercard’s payments infrastructure and analytics to deliver more personalized offers to AAdvantage members, optimize rewards and provide seamless, secure transactions. Mastercard’s technology will power real-time fraud detection and optimize payments from booking to in flight. Additionally, AAdvantage members will have new ways to redeem miles for Mastercard’s Priceless Experiences.
Mileage credits can be redeemed for travel and upgraded experiences on American and participating airlines, access to our Admirals Club® and Flagship Lounges®, or for other non-flight awards, such as car rentals, hotel stays, cruises and retail goods from our program partners. Travel awards are available on all flights operated by American and, subject to capacity-controlled seating, on flights operated by our partners. A member’s mileage credits generally do not expire if that member has any type of qualifying activity at least once every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. AAdvantage members qualify for status over a 12-month period beginning on March 1 of each year by earning Loyalty Points. Status members can enjoy additional travel benefits of the AAdvantage program, including complimentary upgrades, checked bags, and Preferred and Main Cabin Extra seats, as well as priority check-in, security, boarding and baggage delivery when traveling on American, American Eagle, any oneworld Alliance airline or select partner airlines. In addition, AAdvantage members can unlock benefits, rewards and choices before, between and beyond the traditional status tiers with Loyalty Point Rewards. AAdvantage Business, our business loyalty program, rewards both eligible companies with AAdvantage miles and their travelers with additional Loyalty Points when booking business travel.
In 2025, the AAdvantage program was recognized for Best Customer Service and Best Redemption Ability in the Americas and the Citi®/AAdvantage® Platinum Select® World Elite Mastercard® co-branded credit card was recognized as the Best Loyalty Credit Card in the Americas at the 2025 Freddie Awards. The Freddie Awards recognize the best travel loyalty programs across the world and are based on votes from travelers.
Under our agreements with AAdvantage members and program partners, we reserve the right to change the terms of the AAdvantage program at any time and without notice. Program rules, partners, special offers, awards and requisite mileage levels for awards are subject to change.

During 2025, our members redeemed approximately 18 million awards, including travel redemptions for flights and upgrades on American, American Eagle and other air carriers, as well as redemption of car and hotel awards, club memberships and merchandise, among others. Approximately 9% of our 2025 total revenue passenger miles flown were from award travel.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Critical Accounting Policies and Estimates” for more information on our loyalty program.
Industry Competition
Domestic
The markets in which we operate are highly competitive. On most of our domestic nonstop routes, we face competing service from other domestic airlines, including major network airlines, low-cost carriers and ultra-low-cost carriers such as Alaska Airlines, Allegiant Air, Delta Air Lines, Frontier Airlines, Hawaiian Airlines, JetBlue Airways, Southwest Airlines, Spirit Airlines and United Airlines. Between cities that require a connection, where the major airlines compete via their respective hubs, competition is significant. In addition, we face competition on some of our connecting routes from airlines operating point-to-point service. We also compete with all-cargo and charter airlines and, particularly on shorter segments, ground and rail transportation.
In general, beyond nonstop city pairs, carriers that have the greatest ability to seamlessly connect passengers to and from markets have a competitive advantage. In some cases, however, foreign governments limit U.S. air carriers’ rights to transport passengers beyond designated gateway cities in foreign countries. In order to improve access to domestic and foreign markets, we have arrangements with other airlines including through the oneworld Alliance, joint business agreements and other cooperation agreements and marketing relationships, as further discussed herein.
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
International
In addition to our extensive domestic service, we provide international service to Canada, Mexico, the Caribbean, Central and South America, Europe, Qatar, China, Japan, South Korea, India, Australia and New Zealand. In providing international air transportation, we compete with other U.S. airlines, foreign investor-owned airlines and foreign state-owned or state-affiliated airlines. Competition has also been increasing from low-cost airlines executing international long-haul expansion strategies, a trend we expect to continue, in particular with the introduction of long-range narrowbody aircraft.
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

Sustainability
We aim to run a resilient, profitable enterprise that will thrive over the long term. Our strategy focuses on protecting the safety of team members and customers, attracting and developing top talent, providing a world-class travel experience and positioning American to compete in a low-carbon economy.
Safety
The safety of our customers and team members is a top priority. Our approach to safety is guided by our Federal Aviation Administration (FAA)-approved safety management systems (SMS), an organization-wide approach to identifying and managing risk. Each SMS is comprised of four components: Safety Policy, Safety Risk Management (SRM), Safety Assurance and Safety Promotion.
Our Safety Policy sets safety objectives while striving to comply with applicable regulatory requirements and laws in the countries where we operate, and it establishes standards for acceptable operational behaviors. The SRM element of our SMS provides a decision-making process for identifying hazards and mitigating risk based on a thorough understanding of our systems and their operating environment. We employ SRM whenever there is a change to our processes, procedures or operations, such as the delivery of new aircraft. The Safety Assurance component specifies how we validate the effectiveness of risk controls and the performance of the SMS using data to conduct quality assurance and internal oversight. Lastly, the Safety Promotion component of our SMS includes communications and training to keep heightened awareness among team members to identify and report potential safety concerns.
Our People
The airline business is labor intensive, and our team members are critical to delivering for our customers. The operational complexity of our business requires a team of personnel trained and experienced in a variety of technical areas such as flight operations, ground operations, safety and maintenance, customer service and airline scheduling and planning. Fostering a culture where our team members feel supported to take care of our customers is critical to our success. To do this, we must continue to hire the best and the brightest, ensure that people from all backgrounds are aware of the opportunities that exist in aviation, and create a culture where everyone can reach their full potential and thrive.
In 2025, mainline and regional salaries, wages and benefits were our largest expense and represented 38% of our total operating expenses. As of December 31, 2025, we had approximately 139,100 active full-time equivalent employees, approximately 86% of whom were represented by various labor unions responsible for negotiating the collective bargaining agreements (CBAs) governing their compensation and job duties, among other things.
Talent Development
We focus on providing our team members with the tools, training and resources they need to do their best work. We maintain a suite of programs aimed at helping our people develop the skills and experience they need to succeed in their roles and build rewarding, long-term careers within our company.
Our Culture
We seek to create a workplace where all perspectives and experiences are welcomed, valued and encouraged and where every individual, regardless of their national origin, religion, race, gender, sexual orientation or background, not only knows they belong, but that they can thrive at our company. Our goal is to make culture a competitive advantage so people will want to work with us, fly with us and invest in us. We believe in:
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
Our internal recognition programs give team members and customers the opportunity to show their appreciation for a job well done, including through our Nonstop Thanks program whereby team members can award each other points for exceptional service or as an expression of gratitude. Recognition points earned through the Nonstop Thanks program can be redeemed for items in an online catalog. In 2025, our team members were recognized by customers, peers and company leaders approximately three million times. Additionally, approximately 1,000 peer nominations were submitted for the annual Circle of Excellence, the highest honor that we bestow upon our team members for their career achievements.
Our future success depends in large part on our ability to attract, develop and retain highly qualified management, technical and other personnel. We may not be successful in attracting, developing or retaining key personnel or other highly qualified personnel. In addition, competition for skilled personnel has intensified and may continue to intensify if overall industry capacity continues to increase and/or we were to incur attrition at levels higher than we have historically. For more discussion, see Part I, Item 1A. Risk Factors – “The loss of key personnel whom we depend on to operate our business, or the inability to attract, develop and retain additional qualified personnel could adversely affect our business.”
Labor Relations
Labor relations in the air transportation industry are governed by the Railway Labor Act (RLA), which grants the National Mediation Board (NMB) with certain functions with respect to disputes between airlines and labor unions, including those relating to union representation and CBAs.
The following table shows our domestic airline employee groups that are represented by unions:

Union	Class or Craft	Employees (1)	Contract Amendable Date
Mainline:
Allied Pilots Association (APA)	Pilots	14,970	2027
Association of Professional Flight Attendants (APFA)	Flight Attendants	26,400	2029
Airline Customer Service Employee Association – Communications Workers of America and International Brotherhood of Teamsters (CWA-IBT)	Passenger Service	13,030	2029
Transport Workers Union and International Association of Machinists & Aerospace Workers (TWU-IAM Association)	Mechanics and Related	13,040	2027
TWU-IAM Association	Fleet Service	19,460	2027
TWU-IAM Association	Stock Clerks	2,090	2027
TWU-IAM Association	Flight Simulator Engineers	150	2030
TWU-IAM Association	Maintenance Control Technicians	190	2027
TWU-IAM Association	Maintenance Training Instructors	100	2027
Professional Airline Flight Control Association (PAFCA)	Dispatchers	570	2025
Transport Workers Union (TWU)	Flight Crew Training Instructors	350	2031

Union	Class or Craft	Employees (1)	Contract Amendable Date
Envoy:
Air Line Pilots Associations (ALPA)	Pilots	2,330	2029
Association of Flight Attendants-CWA (AFA)	Flight Attendants	2,350	2026
TWU	Ground School Instructors	10	2027
TWU	Mechanics and Related	1,370	2027
TWU	Stock Clerks	140	2027
TWU	Simulator Instructors	20	2026
TWU	Fleet Service	4,300	2026
TWU	Dispatchers	90	2025
Communications Workers of America (CWA)	Passenger Service	7,730	2026
Piedmont:
ALPA	Pilots	840	2029
AFA	Flight Attendants	400	2026
International Brotherhood of Teamsters (IBT)	Mechanics and Related	540	2026
IBT	Stock Clerks	70	2026
CWA	Fleet and Passenger Service	6,750	2023
IBT	Dispatchers	40	2029
PSA:
ALPA	Pilots	1,930	2028
AFA	Flight Attendants	1,370	2023
International Association of Machinists & Aerospace Workers (IAM)	Mechanics and Related	780	2027
IAM	Stock Clerks	160	N/A (2)
TWU	Flight Crew Training Instructors	50	N/A (2)
TWU	Dispatchers	60	2027

(1)Represents approximate number of active employees as of December 31, 2025.
(2)PSA stock clerks and certain PSA flight crew training instructors unionized in 2025 and are in active negotiations for their first CBA.
The CBA covering our mainline dispatchers is now amendable and we are engaged in negotiations. In January 2026, our mainline flight crew training instructors ratified a five-year agreement which is now amendable in 2031. Among our wholly-owned regional subsidiaries, Envoy dispatchers, Piedmont fleet and passenger service and PSA flight attendants have CBAs that are now amendable and we are engaged in negotiations.
For more discussion, see Part I, Item 1A. Risk Factors – “Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations and financial performance.”
Customers
We fly to over 350 destinations in the United States and internationally, and we are committed to providing our customers with a world-class travel experience. We continued to rigorously measure and track customer satisfaction through passenger surveys in 2025, efforts that led to further improvements in the services we provide and our customer experience. In 2025, we appointed a Chief Customer Officer to lead a newly created Customer Experience organization, which drives the strategy and coordinates the implementation of initiatives that enhance our customers’ journeys. We continue to invest in the customer experience and our premium products and services, and in 2025, we advanced this strategy through the following:
•introduced the new premium Flagship Suite® on our Boeing 787-9s and Airbus A321XLRs and announced plans to expand this product to our Boeing 777 fleet;

•enhanced our inflight services with new food and beverage offerings as well as upgraded amenity kits;
•redesigned the American Airlines mobile application to better support customers with new features and a more intuitive, modern design;
•announced complimentary high-speed Wi-Fi sponsored by AT&T, exclusive to our AAdvantage members, which became effective in January 2026 on our narrowbody and dual-class regional fleets and will be available on nearly every American Airlines flight by spring 2026;
•opened the first Flagship® lounge in Philadelphia and debuted Provisions by Admirals ClubSM lounge in Charlotte, a first-of-its-kind space created for travelers on the go. We also announced plans to expand our premium lounge footprint with new Flagship® lounges in Miami and Charlotte and upgrades to our existing Admirals Club® lounges in Washington D.C, Miami and Charlotte; and
•established new partnerships, including with FIFA, U.S. Soccer and PGA of America, enabling American to connect customers to major events, including the FIFA World Cup 26TM.
Environmental Sustainability
Our long-term goal is to reduce our GHG emissions to reach net-zero emissions by 2050. However, aviation remains a “hard to abate” industry, and it will require significant action and investments by governments, manufacturers and other stakeholders to achieve our goals. We are committed to working to improve the efficiency of our own operations, primarily through fleet renewal, and to partnering with other businesses, policymakers, scientists and innovators to scale alternative energy sources and propulsion systems with the potential to reduce our industry’s GHG emissions.
In 2025, we advanced a range of innovative initiatives aimed at reducing those emissions and minimizing environmental impacts across our operations.
•Fleet renewal. We continue to make our mainline fleet more efficient. In 2025, we took delivery of 40 latest-generation aircraft, including 23 Boeing 737-8 MAX, 11 Boeing 787-9, five Airbus A321XLR and one Airbus A321neo. We believe that the A321XLR, a longer-range version of the A321neo, will enable us to serve transatlantic markets using an estimated 10% less jet fuel per seat than current widebody aircraft due to latest-generation engines, improved aerodynamics and lighter weight materials. Since 2019, our fleet renewal and optimization efforts have led to an estimated 6.7% improvement in mainline fuel efficiency.
•Fuel efficiency. We achieved fuel savings through initiatives including flight optimization systems and programs to reduce on-the-ground fuel use. Our flight management system, which enables pilots to see real-time weather and other information in flight to inform adjustments to their flight paths, saved approximately 12.3 million gallons of fuel in 2025 and nearly 44 million gallons since we introduced it in late 2020. In 2025, we also began the reconfiguration of our Boeing 777-300ER fleet to add seats, which will result in a nearly 8% improvement in fuel efficiency per seat when the project is complete. Also in 2025, we significantly increased our use of single-engine taxi operations, saving 1.3 million gallons of jet fuel, a 25% increase over 2024.
•Next-generation aircraft. American has invested in ZeroAvia to help advance the development of its hydrogen fuel cell-powered electric aircraft engines. ZeroAvia’s technology uses green hydrogen to produce electricity through a catalytic chemical reaction, which then powers the motors of the aircraft. ZeroAvia is working to retrofit and linefit its powertrains to existing FAA-certified fixed-wing aircraft, a strategy aimed at simplifying the regulatory process and reducing time to market. American has also entered into a conditional purchase agreement for up to 100 engines, which we hope will ultimately allow us to retrofit and power aircraft like the Bombardier CRJ700 regional jet with ZeroAvia’s hydrogen-electric powertrain. In addition, we are an investor in and customer of Vertical Aerospace, thereby supporting the development of an emissions-free electric vertical takeoff and landing aircraft for passenger transportation. In 2025, Vertical Aerospace advanced its piloted prototype program from hover testing to high-speed wingborne flight.

•Sustainable aviation fuel (SAF). In 2025, we evaluated opportunities to maximize our contribution to accelerating the growth of the nascent SAF market. As a result, American and Alaska Airlines, in partnership with Breakthrough Energy Ventures and other oneworld carriers, led the launch of a new investment fund that seeks to accelerate the global development of long-term, lower emissions aviation fuel solutions designed to be cost effective and scalable. We also pursued the purchase of SAF in the voluntary market and in 2025, took delivery of more than 6.8 million gallons of SAF, which represents a small fraction of our overall fuel consumption but more than twice the volume of SAF we purchased voluntarily in 2024.
Aircraft Fuel
Our operations and financial results are materially affected by the availability and price of aircraft fuel, which represents one of the largest single cost items in our business. Based on our 2026 forecasted mainline and regional fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2026 annual fuel expense by approximately $50 million.
The following table shows annual aircraft fuel consumption and costs, including taxes, for our mainline and regional operations for 2025 and 2024 (gallons and aircraft fuel expense in millions).

Year	Gallons	Average Price per Gallon	Aircraft Fuel Expense	Percent of Total Operating Expenses
2025	4,488	$2.39	$10,718	20%
2024	4,391	$2.60	$11,418	22%
As of December 31, 2025, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in aircraft fuel prices.
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
Seasonality and Other Factors
Due to the greater demand for air travel during summer months, revenues in the airline industry exhibit seasonal patterns based on peak travel periods. General economic conditions, fears of terrorism or war, fare initiatives, fluctuations in fuel prices, labor actions, weather, natural disasters, outbreaks of disease, geopolitical factors and other factors could impact this seasonal pattern. Therefore, our quarterly results of operations are not necessarily indicative of operating results for the entire year, and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.
Domestic and Global Regulatory Landscape
General
Airlines are subject to extensive domestic and international regulatory requirements. Domestically, the U.S. Department of Transportation (DOT) and the FAA exercise significant regulatory authority over air carriers.
The DOT, among other things, oversees and regulates domestic and international codeshare agreements, international route authorities, competition and consumer protection matters including accessibility, the display and sharing of ancillary fee information and refund practices. The Antitrust Division of the Department of Justice, along with the DOT in certain instances, has jurisdiction over airline antitrust matters.
The FAA similarly exercises safety oversight and regulates most operational matters of our business, including how we operate and maintain our aircraft. FAA requirements cover, among other things, required technology and necessary onboard equipment; systems, procedures and training necessary to ensure the continuous airworthiness of our aircraft; safety measures and equipment; crew scheduling limitations and experience requirements; and many other technical aspects of airline operations. Additionally, our pilots and other employees are subject to rigorous certification standards, and our pilots and other crew members must adhere to flight time and rest requirements.

The FAA also controls the national airspace system, including operational rules and fees for air traffic control (ATC) services. The efficiency, reliability and capacity of the ATC network have a significant impact on our costs and on the timeliness of our operations.
The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services.
Airport Access and Operations
Domestically, any U.S. airline authorized by the DOT is generally free to operate scheduled passenger service between any two points within the U.S. and its territories, with the exception of certain airports that require landing and take-off rights and authorizations (slots) and other facilities, and certain airports that impose geographic limitations on operations or curtail operations based on the time of day. Operations at three major domestic airports we serve (John F. Kennedy International Airport (JFK) and LaGuardia Airport (LGA) in New York City, and Ronald Reagan Washington National Airport (DCA) near Washington, D.C.) and many foreign airports we serve (including LHR) are regulated by governmental entities through allocations of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at and take off from the particular airport during a specified time period. In addition to slot restrictions, operations at DCA and LGA are also limited based on a so-called “perimeter rule” which generally limits the stage length of the flights that can be operated from those airports to 1,250 and 1,500 miles, respectively. Generally, our ability to retain slots is conditioned on the continued use of such slots, and in the absence of use, the slots are subject to forfeiture. In certain circumstances, such as during the COVID-19 pandemic, regulators may issue slot waivers which temporarily suspend or amend slot usage requirements, and we have used slot waivers at times to reduce flying levels during periods of reduced demand for travel. Moreover, the FAA has issued slot waivers for New York City area airports as a result of operational challenges arising from ATC staffing shortages; those waivers are now set to expire in October 2026. We cannot guarantee that such waivers will be made available to us, or that upon expiration or cancellation of such waivers, it will be economical for us to resume prior levels of flying to destinations where we have operated a reduced service. If we are forced to surrender slots or other rights, we may be unable to provide our desired level of service to or from certain destinations in the future. For more discussion, see Part I, Item 1A. Risk Factors – “If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations.”
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
On September 4, 2025, the U.S. Government released its Unified Agenda of Regulatory and Deregulatory Actions, outlining planned priorities, timelines and policy directions across federal agencies. The agenda signals DOT’s intent to roll back existing regulations, including the refund rule, ancillary fee rule, compensation rule, and wheelchair rule. DOT has already begun taking action, such as rescinding an Advance Notice of Proposed Rulemaking titled “Airline Passenger Rights,” which sought comments on requiring airlines to provide cash compensation, free rebooking, meal coverage and overnight lodging with related transportation when disruptions are airline-caused.
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
In addition to meeting TSA and CBP regulatory requirements, we support programs that enhance security, compliance and operational efficiency while improving the passenger experience. These initiatives include TSA’s Touchless Identity Solution, which enables biometric identity verification at TSA security checkpoints, and CBP’s Enhanced Passenger Processing program, which uses facial recognition to expedite border clearance. We also participate in TSA’s One Stop Security pilot program to streamline security for connecting passengers and CBP’s International Remote Baggage Screening program, which facilitates pre-clearance of baggage for arriving international travelers.
Environmental Matters
Environmental Regulation
The airline industry is subject to various environmental laws and regulations in the U.S. and other countries. U.S. federal laws with a particular effect on our operations include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response, Compensation and Liability Act. The U.S. Environmental Protection Agency (EPA) and other federal agencies promulgate regulations that affect our operations. In light of recent announcements and actions by the U.S. Government to reconsider air- and climate-related regulations and policies, the impact of regulatory changes has become increasingly difficult to predict. Additionally, various states have been delegated certain authorities under these aforementioned federal statutes, and many state and local governments have adopted environmental laws and regulations that mirror or are more stringent than federal requirements.
Revised underground storage tank regulations issued by the EPA in 2015 have affected certain airport fuel hydrant systems, with modifications of those systems needed to comply with the revised regulations. As part of EPA and state regulations of storm water management, several U.S. airport authorities are trying to limit permitted discharges of deicing fluid into the environment, which can include requiring airlines to help build or reconfigure airport deicing facilities. Additionally, compliance with updated federal and state regulations governing firefighting foams require modifications to the fire suppression systems we operate, as well as those maintained by airports. On November 23, 2022, the EPA also published the final rule for particulate matter emission standards and test procedures for civil aircraft engines, which took effect on December 23, 2022. These or similar regulations could result in increased compliance costs, but at this time we do not expect these costs to be material.
Environmental laws include those related to responsibility for potential soil and groundwater contamination. We are conducting ongoing investigation and remediation activities to address environmental conditions at several sites that may have been impacted by our historic operations, including airports and maintenance bases. We anticipate that the ongoing costs of those activities will not materially affect our operations.
We employ an environmental management system that provides a systematic approach for monitoring changes to and compliance with environmental regulations, and for managing a broad range of environmental issues, including air emissions, hazardous waste, underground tanks, and aircraft water quality.
Global and Domestic Regulation Related to Climate Change
Climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to adapt to rapidly evolving domestic and international regulations and to achieve GHG emission reductions before cost-effective technologies are available. For example, such regulations may require us or our suppliers to make capital investments to purchase specific equipment or technologies, purchase SAF, pay taxes and fees or otherwise incur additional costs related to our emissions. These trends may also increase our operating costs, including fuel costs.
The Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA)
CORSIA is an international, market-based emissions reduction program adopted by the International Civil Aviation Organization (ICAO) in 2016 and is intended to limit emissions in the international aviation sector from 2021 until 2035 through the purchase of eligible carbon offset credits or the use of eligible renewable fuels.
For each year from 2021 through 2032, CORSIA requires airlines to compensate for the growth of carbon dioxide (CO2) emissions from the aviation sector, relative to a predetermined ICAO baseline. ICAO originally defined the baseline as the average emissions from covered flights in 2019 and 2020. However, due to the effect of the COVID-19 pandemic on air travel, in June 2020, ICAO removed 2020 from the baseline calculation for the CORSIA pilot phase (2021-2023). In October 2022, ICAO member countries agreed that 85% of 2019 emissions would be used as the baseline for the remainder of CORSIA’s term (2024-2035).
The CORSIA program is being implemented in three phases: a pilot phase that ran from 2021 through 2023, followed by a first phase covering 2024 through 2026 and a second phase beginning in 2027 through 2035. ICAO member countries are expected to enact legislation to implement CORSIA. In December 2025, ICAO confirmed that governments participating in CORSIA are expected to inform airlines of their carbon emissions offsetting requirements for the first year (2024) of CORSIA’s first phase in the near future.
Our future costs related to CORSIA compliance are uncertain due to a variety of factors, including the status of the U.S. Government’s implementation of CORSIA with respect to the obligations of aircraft operators to purchase carbon offsets, uncertainty in the growth of covered CO2 emissions, the supply and price of CORSIA-eligible carbon offset credits and the development of the market for eligible renewable fuels.
European GHG Emissions Regulations
On May 16, 2023, revisions to the EU Emissions Trading System (EU ETS) were published in the Official Journal of the EU. Under these revisions, the allocation of free emissions allowances to aircraft operators was phased out by the end of 2025. Also, by July 2026, the EC will have to undertake a review to determine whether CORSIA sufficiently delivers on the goals of the Paris Agreement. Depending on the outcome of that review, the EU may expand the scope of the EU ETS, which is currently limited to flights within the European Economic Area (EEA), to include any flight departing the EEA. Should the EU expand the EU ETS scope, there could be serious repercussions for our business and the broader industry, and our costs to comply with the EU ETS would likely be significant. The UK and Switzerland have similar emissions trading schemes that often align with the EU ETS; our compliance costs would further increase if both countries followed the EU in extending the scope of their regulation of GHG emissions from aviation.
The EU’s ReFuelEU Aviation initiative, which creates a SAF blending mandate for aviation fuel suppliers, took effect January 1, 2025. This regulation requires fuel suppliers to blend minimum shares of SAF with petroleum jet fuel in the fuel delivered to aircraft operators at EU airports. The minimum requirements are 2% from 2025, 6% from 2030, 20% from 2035, 34% from 2040, 42% from 2045 and 70% from 2050. A specific proportion of the fuel mix (an average of 1.2% in

2030-2031, an average of 2% in 2032-2034, a minimum of 5% from 2035 and progressively reaching a minimum of 35% from 2050) must comprise synthetic fuels such as e-kerosene.
The UK also adopted a SAF mandate for aviation fuel suppliers, starting January 1, 2025, with minimum requirements that increase linearly from 2% in 2025, to 10% in 2030 and to 22% in 2040. The UK SAF mandate policy includes separate targets for e-kerosene (referred to under the obligation as power-to-liquid fuels), which start from 2028, and a cap, starting in 2027, on the amount of SAF made from hydrotreated fats and oils that fuel suppliers may use to reach the annual blending targets. Nearly all SAF produced today is made from hydrotreated fats and oils, and it is uncertain whether eligible SAF will be available to meet this requirement.
While we expect these requirements to increase our fuel costs, it remains uncertain by how much costs will rise, whether those costs can be passed on to customers, and, assuming they can, whether higher prices will affect customer demand. There is also uncertainty regarding how the EU and UK may implement the SAF mandates, including, the extent to which the relevant governments will change their existing policies or adopt new policies such as flexibility mechanisms for suppliers (e.g., book and claim) and revenue certainty programs for SAF producers.
Other countries have adopted, or are considering adopting, similar SAF blending mandates.
U.S. Emissions Standards for Aircraft Engines
In January 2021, the EPA adopted GHG emission standards for new aircraft engines, aligning with the 2017 ICAO aircraft engine GHG emission standards. Similar to the ICAO standards, the EPA’s standards do not apply retroactively to engines on in-service aircraft. Pursuant to the Clean Air Act, the FAA issued a final rule in February 2024 to implement these standards, introducing new fuel efficiency certification regulations. These regulations, which took effect in April 2024, apply to airplanes manufactured after January 1, 2028, as well as to uncertified large business and commercial jet aircraft. Given announcements and actions by the U.S. Government to reconsider air- and climate-related regulations and policies, the future and impact of these new requirements remain uncertain.
For more information on our approach to climate change, see our 2024 Sustainability Report on our website www.aa.com available under “Sustainability.” None of the information or contents under our “Sustainability” page, 2024 Sustainability Report, or our website are incorporated into this Annual Report on Form 10-K.
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
Due to the discretionary nature of business and leisure travel spending and the highly competitive nature of the airline industry, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel, changes in booking practices and related reactions by our competitors, all of which in turn have had, and may have in the future, a strong negative effect on our business. Furthermore, our efforts to increase travel revenue share, including corporate and travel agency revenue share, may not succeed and competitive pressures and shifts in corporate travel preferences could impede our ability to grow this revenue, negatively affecting our business strategy and financial results.
We will need to obtain sufficient financing or other capital to operate successfully.
Our business plan contemplates continued significant investments related to our fleet, improving the experience of our customers, updating our facilities and deploying technology. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of December 31, 2025, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2026 through 2030 would be approximately $17.5 billion. We may also require financing to refinance maturing obligations and to provide liquidity to fund other corporate requirements. Accordingly, we will need substantial liquidity, financing or other capital resources to finance such aircraft and engines and meet such other liquidity needs. It may be difficult for us to raise additional capital on acceptable terms, or at all, due to, among other factors: our substantial level of existing indebtedness; our non-investment grade corporate credit rating; volatile or otherwise unfavorable market conditions; and the availability of corporate assets to use as collateral for loans or other indebtedness. If we are unable to arrange any such required financing at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase aircraft and engines or fund our other corporate requirements, or may seek to negotiate deferrals for such aircraft and engines with the applicable manufacturers or otherwise defer corporate obligations. Depending on numerous factors applicable at the time we seek capital, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, prevailing interest rates, and the general availability of debt and equity capital, the financing or other capital resources that we will need may not be available to us, or may be available only on onerous terms and conditions. Furthermore, we hold significant balances of cash and short-term investments, including as necessary to conduct our day-to-day operations, some of which are held in deposit accounts at commercial banks in excess of the government-provided deposit insurance, which could lead to the loss of such excess balances. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully or to fund our committed expenditures. An inability to obtain necessary financing on acceptable terms would limit our ability to execute necessary capital projects and would have a material adverse impact on our business, results of operations and financial condition.
Our high level of debt and other obligations may limit our ability to fund general corporate requirements and obtain additional financing, may limit our flexibility in responding to competitive developments and may cause our business to be vulnerable to adverse economic and industry conditions.
We have significant amounts of indebtedness and other financial obligations, including obligations to make future payments on flight equipment and property leases related to airport and other facilities, and substantial non-cancelable obligations under aircraft and related spare engine purchase agreements. Moreover, currently a very significant portion of our assets are pledged to secure our indebtedness. Our substantial indebtedness and other obligations, which are generally greater than the indebtedness and other obligations of our competitors, could have important consequences. For example, they may:
•make it more difficult for us to satisfy our obligations under our indebtedness;

•limit our ability to obtain additional funding for working capital, capital expenditures, acquisitions, investments and general corporate purposes, and adversely affect the terms on which such funding can be obtained;
•require us to dedicate a substantial portion of our liquidity or cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for investment in our business and other purposes;
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
Any additional future financing may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such financing transactions, which may be in the near term, or that we will be able to obtain such additional financing on favorable terms, or at all. Any such actions may be material in nature, could result in the incurrence and issuance of significant additional indebtedness or equity and could impose significant covenants and restrictions to which we are not currently subject. The significant number of financings with respect to which such restrictive covenants and provisions apply subjects us to substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on us should we seek additional liquidity in the future.
The obligations discussed above, including those imposed as a result of any additional financings we may undertake, could also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business, and could materially adversely affect our liquidity, results of operations and financial condition.
Further, a substantial amount of our long-term indebtedness bears interest at floating interest rates, which tend to fluctuate based on general short-term interest rates, rates set by central banks, the supply of and demand for credit in treasury markets and general economic conditions. We have not entered into any derivative transactions to hedge our interest rate exposure. Accordingly, our interest expense for any particular period will fluctuate based on the relevant benchmark rate and other variable interest rates. To the extent the interest rates applicable to our floating rate debt increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.
If our financial condition worsens, provisions in our credit card processing and other commercial agreements may adversely affect our liquidity.
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these credit card processing companies, under certain conditions (including, for certain agreements, our failure to maintain certain levels of liquidity), to hold an amount of our cash (referred to as a holdback) equal to some or all of the advance ticket sales that have been processed by that credit card processor, but for which we have not yet provided the air transportation. Additionally, those credit card processing companies may require cash or other collateral reserves to be established. These holdback requirements can be implemented at the discretion of the credit card processing companies upon the occurrence of specific events, including material adverse changes in our financial condition or the triggering of a liquidity covenant. The imposition of holdback requirements, up to and including 100% of relevant advanced ticket sales, would materially reduce our liquidity. Likewise, some of our other commercial agreements contain provisions that allow counterparties to impose less-favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition. For example, we maintain certain letters of credit as well as insurance- and surety-related agreements under which counterparties may require collateral, including cash collateral.
The loss of key personnel whom we depend on to operate our business, or the inability to attract, develop and retain additional qualified personnel could adversely affect our business.
We believe that our future success will depend in large part on our ability to attract, develop and retain highly qualified management, technical and other personnel. We may not be successful in attracting, developing or retaining key personnel or other highly qualified personnel. In addition, competition for skilled personnel has intensified and may continue to intensify if overall industry capacity continues to increase and/or we were to incur attrition at levels higher than we have incurred historically. Any inability to attract, develop and retain significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.
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
•wars or other conflicts and escalations thereof, terrorist attacks and geopolitical instability;
•changes in consumer disposable income, preferences, perceptions, spending patterns and demographics;
•changes in the competitive environment due to industry consolidation, changes in airline alliance affiliations and changes in our or our competitors’ commercial strategies;
•delays in scheduled aircraft deliveries, unexpected grounding of aircraft or aircraft engines by us or by regulators, or other loss of anticipated fleet capacity, and failure of new aircraft or aircraft-related equipment to receive regulatory approval, be produced or perform as and when expected;
•actual or potential disruptions to the U.S. National Airspace System (the ATC system), including due to a government shutdown;
•increases in costs of safety, security and environmental measures or costs of complying with new or more onerous consumer protection laws or regulations;
•increases in costs related to meeting our stated climate goals or obligations, including costs incurred to migrate to increase use of SAF in lieu of conventional aviation fuel;
•disruptions in global trade relations, such as increased tariffs or other trade barriers, that could create additional costs, new supply chain risks or a decrease in the demand for international air travel;
•increases in compliance burdens and costs associated with new and emerging national security regulations, including regulations related to access to certain categories of personal information;
•outbreaks of diseases or other public health or safety concerns that affect travel behavior, such as occurred during the COVID-19 pandemic; and

•adverse weather and natural disasters, including increases in frequency, severity or duration of such disasters, and related costs caused by more severe weather due to climate change.
An outbreak of any contagious disease, such as has occurred in the past with COVID-19, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus or any other similar illness, if it becomes associated with air travel or persists for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. Governments could implement travel restrictions, including testing regimes, “stay at home” and quarantine orders, limitations on public gatherings, or cancellation of public events or take or mandate other actions that could significantly decrease demand for both domestic and international business and leisure travel. There can be no assurance that any mitigating actions we take in response will be sufficient to avert a deterioration in our business, financial condition and results of operations. As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected changes.
The airline industry is intensely competitive and dynamic.
Our competitors include other major domestic airlines and foreign, regional and new entrant airlines, as well as joint ventures formed by some of these airlines, many of which have greater financial or other resources and/or lower cost structures than ours, as well as other forms of transportation, such as rail and private automobiles or alternatives to commuting or business travel including remote or flexible working policies and communication alternatives such as videoconferencing. In many of our markets, we compete with at least one low-cost carrier (including so-called ultra-low-cost carriers). Our revenues are sensitive to the actions of other carriers in many areas, including pricing, scheduling, capacity, fees (including cancellation, change and baggage fees), amenities, loyalty benefits and promotions, which can have a substantial adverse effect on our and industry revenues. These factors may become even more significant when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing or fee structures intended to attract more customers to achieve near-term survival at the expense of long-term viability.
Low-cost carriers (including so-called ultra-low-cost carriers) have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines, and represent significant competitors, particularly for customers who fly infrequently or are price sensitive and therefore tend not to be loyal to any one particular carrier. These low-cost carriers are attempting to continue to increase their market share through growth and consolidation and are expected to continue to affect our revenues and overall performance. We and several other large network carriers have implemented “Basic Economy” fares designed to more effectively compete against low-cost carriers, but we cannot predict whether these initiatives will be successful. Low-cost carriers may also implement, and in some cases have implemented, changes to their strategies or business models that could, and in some cases have, put them in more direct competition with network carriers. Moreover, we may have to compete with other carriers emerging from bankruptcy with lower cost structures. While historically these carriers have provided competition in domestic markets, we have recently experienced new competition from low-cost carriers on international routes, including low-cost airlines executing international long-haul expansion strategies, a trend likely to continue with the introduction of long-range narrowbody aircraft. Additionally, other carriers focused on premium passenger travel are attempting to implement growth strategies. The actions of existing or future carriers, including those described above, could have a material adverse effect on our operations and financial performance.
In certain instances, other air carriers operate scheduled service with a business model that relies on FAA Part 135, a regulatory environment that is generally less stringent than the rules applicable to our airline and similar airlines that operate under FAA Part 121, and which provides those airlines certain competitive advantages that Part 121 airlines cannot replicate. We have objected to the DOT and the TSA that the less stringent Part 135 rules were never intended as a basis for scheduled passenger service and that business model should not be permissible, and the agencies’ review is ongoing. While both the DOT and the TSA are actively reviewing these operations, if they ultimately allow scheduled passenger service in any form under Part 135 and the actions of existing or future carriers using that business model, including those described above, it could adversely impact our business, financial condition and results of operations.
We provide air travel internationally directly as well as through joint businesses, strategic alliances, codeshare and similar arrangements to which we are a party. While our network is comprehensive, compared to some of our key global competitors, we generally have somewhat greater relative exposure to certain regions (for example, Latin America) and somewhat lower relative exposure to others (for example, Asia). Our financial performance relative to our key competitors will therefore be influenced significantly by macro-economic conditions in particular regions around the world and the relative exposure of our network to the markets in those regions, including the duration of any declines in demand for travel to specific regions as a result of health emergencies, geopolitical instability or other factors, and the speed with which demand for travel to these regions returns.
Our international service exposes us to foreign economies and the potential for reduced demand when any foreign country we serve suffers adverse local economic conditions or if governments restrict commercial air services to or from any of these markets. In addition, “open skies” agreements, which are now in place with a substantial number of countries around the world, provide international airlines with open access to U.S. markets, potentially subjecting us to increased competition on our international routes. See also “Our business is subject to extensive government regulation, which may increase our costs, disrupt our operations, limit our operating flexibility, reduce the demand for air travel, and create competitive disadvantages.”
To the extent alliances formed by our competitors can undertake activities not available to us, including regulatory approvals, access slots, gates and routes and other matters, our ability to effectively compete may be hindered. Our ability to attract and retain customers is dependent upon, among other things, our ability to offer our customers convenient access to desired markets. Our business could be adversely affected if we are unable to maintain or obtain alliance and marketing relationships with other air carriers in desired markets.
American has established a transatlantic joint business with British Airways, Aer Lingus, Iberia and Finnair, a transpacific joint business with Japan Airlines and a joint business relating to Australia and New Zealand with Qantas Airways. We have also established a strategic alliance with Alaska Airlines relating to certain routes and a strategic alliance relating to the Middle East with Qatar Airways. Legal challenges to our joint businesses and strategic alliances could negatively impact our operations and equity value, disrupt our strategic plans and affect our ability to offer competitive services in key markets. In July 2010, in connection with a regulatory review related to our transatlantic joint business, we provided certain commitments to the EC regarding, among other things, the availability of take-off and landing slots at LHR or LGW. The commitments accepted by the EC were binding for 10 years. In anticipation of both the exit of the UK from the EU, commonly referred to as Brexit, and the expiration of the EC commitments in July 2020, the CMA, in October 2018, opened an investigation into the transatlantic joint business. In September 2020 and April 2022, the CMA adopted interim measures that extend the EC commitments until March 2026 in light of the uncertainty and other impacts resulting from the COVID-19 pandemic. In August 2025, the CMA accepted binding commitments and closed the case. The commitments will replace the prior interim measures. These arrangements are important aspects of our international network, and we are dependent on the performance and continued cooperation of the other airlines party to those arrangements.
In December 2022, two putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York alleging that American and JetBlue violated U.S. antitrust law in connection with the previously disclosed Northeast Alliance arrangement. In February 2023, private party plaintiffs filed two additional putative class action antitrust complaints against American and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. All cases have since been consolidated in the U.S. District Court for the Eastern District of New York. We believe these complaints are without merit and are defending against them vigorously.
No assurances can be given as to any benefits that we may derive from any of the foregoing arrangements or any other arrangements that may ultimately be implemented, or whether regulators will, or if granted continue to, approve or impose material conditions on our business activities.
Other mergers and other forms of airline partnerships, including regulatory approvals such as antitrust immunity grants, may take place and may not involve us, or could result in unforeseen impacts on the industry generally and our company in particular. Depending on which carriers combine or integrate and which assets, if any, are sold or otherwise transferred to other carriers in connection with any such transactions, our competitive position relative to the post-transaction carriers or other carriers that acquire such assets could be harmed. In addition, as carriers combine through traditional mergers or integrate their operations through other arrangements, their route networks will grow, and that growth will result in greater overlap with our network, which in turn could decrease our overall market share and revenues. Such combination or collaboration is not limited to the U.S. but could include transactions among international carriers in Europe and elsewhere that result in broader networks offered by rival airlines.
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
We may also be impacted by regulations affecting certain of our major commercial partners, including our co-branded credit card partner, or our loyalty program. For example, there has been bipartisan legislation proposed in Congress called the Credit Card Competition Act designed to increase credit card transaction routing options for merchants which, if enacted, could result in a material reduction of the fees levied on credit card transactions. Additionally, the executive branch recently proposed a temporary 10% cap on credit card interest rates and called on Congress to pass legislation establishing a cap. If either of these proposals were enacted through legislation or regulation, they could fundamentally alter the profitability of our agreement with our co-branded credit card partner and the benefits we provide to our consumers through the co-branded credit cards issued by our partner. The Consumer Financial Protection Bureau cautioned companies in December 2024 against what it views as illegal or unlawful credit card practices, including purported devaluation of earned points, hidden conditions and failure to deliver promised benefits. If regulatory or legislative efforts to impose restrictions on airline loyalty programs and regulations against credit card point devaluations were successful, they could materially reduce the revenues we derive from the AAdvantage program and adversely impact our results of operations.
Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations and financial performance.
Relations between air carriers and labor unions in the U.S. are governed by the RLA. Under the RLA, CBAs generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the NMB. As of December 31, 2025, approximately 86% of our employees were represented for collective bargaining purposes by labor unions, and 15% were covered by CBAs that are currently amendable or that will become amendable within one year. For the dates that the CBAs with our major work groups become amendable under the RLA, see “Labor Relations” under Part I, Item 1. Business – “Sustainability – Our People.”
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

Personnel shortages, and general wage inflation have impacted and are expected to continue to impact our labor costs. We have agreements with the unions representing mainline pilots, flight attendants, passenger service team members, and mechanic and fleet service workgroups. These agreements include significant increases in pay and benefits compared to the prior agreements, in many cases in line with agreements concluded by our large network competitors with their unions. We remain in negotiations for other new labor agreements and anticipate that any new contracts we agree to with our labor groups will include increases in salaries and other benefits, which will increase our labor expense.
If we encounter problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
A significant portion of our regional operations are conducted by third-party operators on our behalf and are principally provided for under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain skilled personnel, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. Several of these third-party regional operators provide significant regional capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Disruptions to capital markets, labor difficulties, shortages of pilots, mechanics and other skilled personnel and adverse economic conditions in general have subjected certain of these third-party regional operators to significant financial pressures, which have in the past and may in the future lead to bankruptcies among these operators. Periods of volatility in travel demand have the potential to adversely affect our regional operators, some of whom may experience significant financial stress, declare bankruptcy or otherwise cease to operate. We may also experience disruption to our regional operations or incur financial damages if we terminate the capacity purchase agreement with one or more of our current operators or transition the services to another provider. Any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.
In addition, our reliance upon others to provide essential services on our behalf in our operations may result in our relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including distribution and sale of airline seat inventory, reservations, provision of information technology and services, regional operations, aircraft maintenance, fueling, catering, ground services and facilities and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third-party service provider. We are also at risk should one of these service providers cease operations temporarily or permanently, and there is no guarantee that we could replace these providers on a timely basis with comparably priced providers, or at all. These third parties have faced challenges retaining and recruiting people with the appropriate skills to meet our requirements. We rely on the operation of complex supply chains and a large number of third parties for the procurement and fulfillment of parts, components, consumable or disposable goods and other products and services essential to our business. We cannot guarantee that, as a result of ongoing or future supply chain disruptions or staffing shortages, we, our third-party partners, or the airports we serve will be able to timely source all of the products and services we require in the course of our business, or that we will be successful in procuring suitable alternatives. Any material problems with the adequacy, efficiency and timeliness of contract services, resulting from financial hardships, personnel shortages or otherwise, could have a material adverse effect on our business, results of operations and financial condition.
Any damage to our reputation or brand image could adversely affect our business or financial results.
Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain high ethical, social and environmental sustainability practices for all of our operations and activities, our impact on the environment, public pressure from investors or policy groups to change our policies, customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, customer concerns in the nature of “greenwashing” allegations that may surround any of our advertising campaigns, marketing programs or commercial offerings related to our sustainability initiatives, or customer perceptions of statements made by us, our employees and executives, agents or other third parties. In addition, we operate in a highly visible industry that has significant exposure to social media. Negative publicity, including as a result of misconduct by our customers, vendors or employees, can spread rapidly through social media. Should we not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.
Moreover, an outbreak and spread of an infectious disease could adversely impact consumer perceptions of the health and safety of travel, and in particular airline travel, such as occurred during the COVID-19 pandemic. Actual or perceived risk of infection on our flights could have a material adverse effect on the public’s perception of us and may harm our reputation and business. We have in the past, and may in the future, be required to take extensive measures to reassure our team members and the traveling public of the safety of air travel, and we could incur significant costs implementing safety, hygiene-related or other actions to limit the actual or perceived threat of infection among our employees and passengers. However, we cannot assure that any actions we might take in response to an infectious disease outbreak will be sufficient to restore the confidence of consumers in the safety of air travel. We have experienced incidences of aggressive customer behavior and physical confrontation on our flights in the past, certain of which resulted in injuries to our personnel, and we may experience such behavior in the future. If our employees feel unsafe or believe that we are not doing enough to prevent and prosecute such incidents, we could experience higher rates of employee absence or attrition and we may suffer reputational harm which could make it more difficult to attract and retain employees, and which could in turn negatively affect our business, financial condition and results of operations.
We are at risk of losses and adverse publicity stemming from any public incident involving our company, our people or our brand, including any accident or other public incident involving our personnel or aircraft, or the personnel or aircraft of our regional, codeshare or joint business operators.
We are at risk of adverse publicity from any public incident involving our company, our people or our brand, particularly given the ease with which individuals can now capture and rapidly disseminate information via social media. Such an incident could involve the actual or alleged behavior of any of our employees, contractors or passengers. On January 29, 2025, American Eagle flight 5342 was involved in a fatal accident in Washington, D.C. The Bombardier CRJ700 aircraft operated by PSA was en route to Washington, D.C. from Wichita, Kansas, when it was involved in a midair collision near Ronald Reagan Washington National Airport. We estimate that the accident reduced first quarter 2025 total operating revenues by approximately $200 million, and the families of multiple passengers have filed lawsuits against the U.S. Government, PSA and American seeking unspecified damages. If other aircraft in our fleet or aircraft operated under our brand, were to be involved in an accident, or if our personnel, one of our aircraft, a type of aircraft in our fleet, or the personnel or aircraft of one of our regional operators or an airline with which we have a marketing alliance, joint business or codeshare relationship were to be involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such future incident, accident, catastrophe or action involving our personnel, one of our aircraft (or personnel and aircraft of our regional operators, marketing alliance, joint business and codeshare partners), or a type of aircraft in our fleet could create an adverse public perception, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators, marketing alliance, joint business or codeshare partners, and adversely impact our business, results of operations and financial condition.
Changes to our business model that are designed to increase revenues and reduce costs may not be successful and may cause operational difficulties or decreased demand.
We have in the past instituted, and intend to institute in the future, changes to our business model designed to increase revenues and offset costs. These measures include further segmentation of the classes of service we offer, such as Premium Economy service and Basic Economy service, enhancements to our AAdvantage program, charging separately for services that had previously been included within the price of a ticket, changes to our practices and contracts with providers of distribution systems to provide additional content flexibility, commercial practices related to ticket distribution channels, including efforts by us to migrate an increasing portion of our customers to our modern, direct distribution channels in lieu of third party channels, changing (whether it be increasing, decreasing or eliminating) other pre-existing fees, reconfiguration of our aircraft cabins, and efforts to optimize our network including by focusing growth on a limited number of large hubs and entering into agreements with other airlines. For example, in 2020, we eliminated change fees for most domestic and international tickets, which has reduced our change fee revenue, a trend which is expected to continue assuming this policy remains in place. In addition, during the second quarter of 2024 we concluded that certain changes to our distribution strategy contributed to softness in customer bookings relative to our expectations and we reversed many of these measures late in the quarter, and in 2026, we stopped charging for Wi-Fi on most aircraft for AAdvantage members. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure that these measures or any future initiatives will be successful in increasing our revenues or offsetting our costs. Additionally, the implementation of these initiatives may create logistical challenges that could harm the operational performance of our airline or result in decreased demand. Also, our implementation of any new or increased fees, or changes to the operation of or benefits offered by our loyalty program, could reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar changes. Such changes could result in adverse brand perceptions, reputational harm or regulatory scrutiny. If regulatory or legislative efforts to impose restrictions on airline loyalty programs were successful, they could materially reduce the revenues we derive from the AAdvantage program and adversely impact our results of operations.
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
In addition, we use certain of our branding and intellectual property as collateral for various financings, including the AAdvantage Financing, which contain covenants that impose restrictions on the use of such intellectual property and, in the case of the AAdvantage Financing, on certain amendments or changes to our AAdvantage program. These covenants may have an adverse effect on our ability to use such intellectual property.
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
We rely heavily on technology and automated systems, including AI, to operate our business and any failure of these technologies or systems could harm our business, results of operations and financial condition.
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
Our technologies and automated systems are not completely protected against events that are beyond our control, including natural disasters, power failures, terrorist attacks, cyberattacks, data theft, defects, errors, equipment and software failures, computer viruses or telecommunications failures. For example, the CrowdStrike-caused systems outage in July 2024 significantly impacted airline operations, including our own, and forced several carriers to ground flights for a prolonged period and incur significant costs associated with reaccommodating and compensating affected passengers. Similarly, in September 2025, hundreds of our flights were delayed or cancelled out of Dallas/Fort Worth International Airport (DFW) when FAA fiberoptic cables were accidentally cut by a third party. When service interruptions occur as a result of any of the aforementioned events, we address them in accordance with applicable laws, rules and regulations. However, substantial or sustained system failures could cause service delays or failures and result in our customers purchasing tickets from other airlines. We cannot assure that our security measures, change control procedures or disaster recovery plans are adequate to prevent disruptions or delays. Disruption in or changes to these technologies or systems could result in a disruption to our business and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.
Additionally, new technologies, such as the use of AI and machine learning, present evolving and significant legal and operational risks for us and our third-party vendors. We use AI and machine learning technologies, including those licensed from third parties, in our technologies and our ability to continue to use such technologies at the scale may depend on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI and machine learning technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI and machine learning technologies become incompatible with our solutions or are unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers, and our business will be harmed. In addition, to the extent any third party AI and machine learning technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
We expect that increased investment will be required in the future to continuously improve our use of AI (including generative AI) and machine learning technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. Additionally, the development of generative AI technologies is complex, with practical and competitive challenges in achieving desired accuracy, efficiency and reliability. Generative AI training content, algorithms, models, software and other related systems may have limitations, including biases, errors or inability to process or restrict certain data types or scenarios. In particular, if the models underlying our AI and machine learning technologies are incorrectly designed or implemented, or used without sufficient oversight and governance to ensure their responsible use, the performance of our business, as well as our reputation could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims. Further, there is a risk of system failures, disruptions or vulnerabilities compromising the confidentiality of personal data and intellectual property, or the integrity or availability of training content, input content and prompts, as well as generated content, including disinformation and deepfakes. Use of AI technologies could also expose us to intellectual property risks, such as allegations of infringement of third-party patents or copyrights, which could result in significant fees or damages. Our competitors or other third parties may incorporate AI into their products or services more quickly or more successfully than us, which could impair our ability to compete effectively. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability. For example, with the increased use of AI and social media, adverse publicity, even if unfounded, can be disseminated quickly and broadly without context, making it increasingly difficult for us to effectively respond. The rapid evolution of AI, including existing and proposed government regulation, may require significant resources to develop, test and maintain our AI technologies and services to ensure compliance and minimize adverse impacts. Any limitations or failures relating to any of the foregoing could result in reputational damage, legal liabilities or loss of customer confidence. There can be no assurance that the usage of AI will enhance our strategies or initiatives.
Evolving data privacy requirements (in particular, compliance with applicable federal, state and foreign laws relating to handling of personal information about individuals) could increase our costs, and any significant cybersecurity incident could disrupt our operations, harm our reputation, expose us to legal risks and otherwise materially adversely affect our business, results of operations and financial condition.
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

Additionally, in 2024, the National Security Division of the Department of Justice (DOJ) issued a new rule, referred to as the “Data Security Program” (DSP), to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and so-called “covered persons.” The DSP imposes stringent obligations on companies that engage in transactions with persons and companies with a connection to countries of concern including by prohibiting or restricting certain data transfers and data transactions. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with certain security requirements and guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.
Even though we believe we and our third-party service providers are generally in compliance with applicable laws, rules and regulations relating to AI, data privacy and security, the regulatory environment is increasingly challenging as AI, data privacy and cybersecurity laws, rules, regulations, industry standards and other requirements are continually developing. These changing requirements, along with their evolving application, interpretation, and amendment, may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks.
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
Litigation, claims and enforcement related to data privacy, biometrics and other provisions of state privacy laws may involve new interpretations of privacy laws. There has also been a noticeable increase in class actions in the U.S. wherein plaintiffs have utilized a variety of laws, including state wiretapping laws, in relation to companies’ use of tracking technologies, such as cookies and pixels. Compliance with these laws and regulations may be inconsistent from jurisdiction to jurisdiction, increasing the cost of compliance and our risk of liability from litigation. Any litigation, claims or enforcement actions to which we are or become a party could potentially result in substantial monetary damages or fines, and negative reputational impacts that cause us to lose existing or future customers, which could materially adversely affect our business, results of operations and financial condition.
We are exposed to risks from cyberattacks, and any cybersecurity incidents involving us, our third-party service providers, or one of our AAdvantage partners or other business partners, could materially adversely affect our business, results of operations and financial condition.
Significant cybersecurity incidents involving us, our third-party service providers, or one of our AAdvantage partners or other business partners, have in the past and may in the future result in a range of potentially material negative consequences for us, including unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data, such as personal information or our intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other cyberattacks; a diminished ability to retain or attract new customers; a deterioration in our relationships with business partners and other third parties; interruptions or failures in our technology systems; and business delays, service or system disruptions, damage to equipment and injury to persons or property. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. The constantly changing nature of the threats means that we cannot and have not been able to prevent all data security breaches or misuse of data, and there is a risk that our security measures will not be fully effective in the future. Similarly, we depend on the ability of our key commercial partners, including AAdvantage partners, other business partners, our regional carriers, distribution partners and technology vendors, to conduct their businesses in a manner that complies with applicable security standards and ensures their ability to perform on a timely basis. A security failure, including a failure to meet data security requirements, breach or other significant cybersecurity incident affecting one of our partners, interruptions or failures in our technology systems, could result in potentially material negative consequences for us, including loss of critical data, service interruptions, delays in operations, and the potential for fines, restrictions and expulsion from credit card acceptance programs. In addition, we use third party service providers to help us deliver services to customers. These service providers may store personal information, credit card information and/or other confidential information. Such information has been and will be the target of unauthorized access or subject to security breaches because of third-party action, employee error, malfeasance or otherwise. Any of these could (a) result in the loss of information, litigation, indemnity obligations, expensive and inconsistent cybersecurity incident and data breach notification requirements, damage to our reputation, regulatory scrutiny, and other liability, or (b) have a material adverse effect on our business, financial condition and results of operations.
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
Diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as diverse attack vectors such as social engineering/phishing, use of AI techniques such as deepfakes, malware (including ransomware), malfeasance by insiders, human or technological error, denial of service attacks or exploitation of vulnerabilities, threaten the confidentiality, integrity, and availability of our and our third party service providers’ and business partners’ information systems, personal information and confidential information. For example, starting in 2025, a sophisticated and well-known threat actor began targeting the aviation industry using social engineering tactics. Geopolitical issues also continue to increase our cybersecurity risk and potential for cybersecurity incidents, for example, the conflict involving Russia and Ukraine, which has resulted in a heightened risk of cyberattacks against companies like ours that have operations, vendors and/or supply chain providers located in or around the region of conflict or are otherwise related to the conflict. Despite ongoing efforts to maintain and improve the security of our information systems and digital information, individuals, including employees, contractors, and external threat actors, may be able to circumvent the security measures we put in place, and we may be unable to anticipate new techniques used for these attacks and intrusions, such as the use of AI applications, and implement adequate preventative measures. We, our business partners and service providers have been the target of cybersecurity attacks in the past and expect that we, our business and service partners, will continue to experience cybersecurity incidents in the future.
The costs and operational consequences of defending against, preparing for, responding to and remediating a cybersecurity incident are substantial. As cybersecurity incidents become more frequent, intense and sophisticated, costs of proactive defense measures are increasing. Further, we could be exposed to litigation, regulatory enforcement or other legal action as a result of an incident, carrying the potential for damages, fines, sanctions or other penalties, as well as injunctive relief and enforcement actions requiring costly compliance measures. The airline industry, including other large airlines, have suffered a significant number of data privacy and cybersecurity incidents and these incidents have resulted in substantial adverse financial consequences to those companies. A cybersecurity incident could also impact our brand, including that of the AAdvantage program, harm our reputation and adversely impact our relationship with our customers, employees and stockholders. The increased regulatory focus on data privacy practices apart from how personal information is secured, such as how personal information is collected, used for marketing purposes, and shared with third parties – including with our AAdvantage and other business partners – also may require changes to our processes and increase compliance costs. There is also an increased risk to our business in the event of a significant cybersecurity or data privacy violation, including additional compliance costs, reputational harm, disruption to the manner in which we provide our services, including the geographies we service, and being subject to complaints and/or regulatory investigations, significant monetary liability, fines, penalties, regulatory enforcement, individual or class action lawsuits, public criticism, loss of customers, loss of goodwill or other additional liabilities, such as claims by industry groups or other third parties. Accordingly, failure to appropriately address data privacy and cybersecurity issues could result in material financial and other liabilities and cause significant reputational harm to our company.

New U.S. and international tax legislation may adversely affect our financial condition, results of operations and cash flows.
We are subject to taxation at the federal, state and local levels in the United States, as well as taxation in international jurisdictions in which we operate. New taxes, rates and charges may be imposed from time to time that significantly increase our costs, reduce revenues or otherwise negatively impact our results of operations. The U.S. Government may enact significant changes to the taxation of business entities. For example, on July 4, 2025, the “One, Big, Beautiful Bill Act” (OBBBA), was signed into law, permanently extending many of the business tax provisions originally introduced in the 2017 Tax Cuts and Jobs Act. If, in the future, any additional changes to tax laws are implemented or new regulations and other IRS guidance are issued impacting existing tax laws, such changes or new regulations may give rise to new costs or other issues that we did not foresee. We are currently unable to predict the ultimate impact of any such changes or new regulations may have on our business and therefore there can be no assurance our business will not be adversely affected.
In recent years, numerous legislative, judicial and administrative changes have been made to international tax laws applicable to us and similar companies. The Organization for Economic Co-operation and Development (OECD) has issued numerous announcements regarding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax, referred to as the “Pillar One” and “Pillar Two” proposals. Many countries in which we operate have enacted or are in the process of enacting laws based on the Pillar Two proposal. On June 28, 2025, the G7 nations issued a statement indicating the G7’s commitment to a side-by-side system that would fully exclude U.S. parented groups from certain aspects of the Pillar Two framework in respect of both their domestic and foreign profits. On January 5, 2026, more than 145 countries in the OECD/G20 Inclusive Framework agreed to have U.S.-headquartered companies remain subject to only U.S. global minimum taxes while exempting them from Pillar Two. This side-by-side agreement recognizes the tax sovereignty of the United States over the worldwide operations of U.S. companies and the tax sovereignty of other countries over business activity within their own borders. However, the precise contours of this side-by-side agreement as well as the details about its implementation by specific jurisdictions are uncertain. Therefore, even with this agreement, our effective tax rate and cash tax payments could increase in future years from efforts related to a global minimum tax.
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
Future impairment of goodwill, intangible assets or other long-lived assets could be recorded in results of operations as a result of changes in assumptions, estimates, or circumstances, some of which are beyond our control. There can be no assurance that a material impairment charge of goodwill or tangible or intangible assets will be avoided. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by us or other airlines, including as a result of significant or prolonged declines in demand for air travel and corresponding reductions to capacity. We can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period; for example, we have previously incurred significant impairment charges associated with our decision to retire certain aircraft as a result of the severe decline in demand for air travel due to the COVID-19 pandemic, and the risk of future material impairments remains uncertain. Such impairment charges could have a material adverse effect on our business, results of operations and financial condition.
The commercial relationships that we have with other companies, including any related equity investments, may not produce the returns or results we expect.
An important part of our strategy to expand our network has been to initiate or expand our commercial relationships with other airlines, such as by entering into global alliance, joint business and codeshare relationships, and, in certain instances, including China Southern Airlines, GOL and JetSMART, by agreeing to make an equity investment in another airline in connection with initiating or expanding such a commercial relationship. We may explore additional investments in, and joint ventures and strategic alliances with, other carriers as part of our global business strategy. We face competition in forming and maintaining these commercial relationships since there are a limited number of potential arrangements and other airlines are looking to enter into similar relationships, and our inability to form or maintain these relationships, or inability to form as many of these relationships as our competitors, may have an adverse effect on our business. Any such existing or future investment could involve significant challenges and risks, including that we may not realize a satisfactory return on our investment, if any, or that they may not generate the expected revenue synergies, and they may distract management focus from our operations or other strategic options. We may also be subject to consequences from any illegal conduct of joint business partners as well as to any political or regulatory change that negatively impacts or prohibits our arrangements with any such business partners. In addition, volatility in demand for air travel, could materially disrupt our partners’ abilities to provide air service, the timely execution of our strategic operating plans, including the finalization, approval and implementation of new strategic relationships or the maintenance or expansion of existing relationships. For example, in August 2025, the U.S. Federal Bankruptcy Court for the Southern District of New York approved GOL’s plan of reorganization, and as a result, we have lost substantially all of the value of our equity investment in GOL. If any other carriers with which we partner or in which we hold an equity stake were to cease trading or be declared insolvent, we could lose the value of any such investment or experience significant operational disruption. These events could have a material adverse effect on our business, results of operations and financial condition.
We may also from time-to-time pursue commercial relationships with companies outside the airline industry, which relationships may include equity investments or other financial commitments. Any such relationship or related investment could involve unique risks, particularly where these relationships involve new industry participants, emerging technologies or industries with which we are unfamiliar.
Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity.
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business and thus is a significant factor in the price of airline tickets. Market prices for aircraft fuel have fluctuated substantially over the past several years and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $1.83 per gallon to a high of approximately $3.82 per gallon during the period from January 1, 2023 to December 31, 2025. Aircraft fuel prices reflect not only the price of underlying crude oil, but also the price charged to refine crude oil into aircraft fuel (often referred to as the “crack spread”), transportation costs, handling costs and taxes, and increases in any of these underlying components would increase the price we ultimately pay for aircraft fuel.
Because of the very large amount of fuel needed to operate our business, even a relatively small increase or decrease in the price of fuel can have a material effect on our operating results and liquidity. Due to the competitive nature of the airline industry and unpredictability of the market for air travel, we can offer no assurance that we may be able to increase our fares, impose fuel surcharges or otherwise increase revenues or decrease other operating costs sufficiently to offset fuel price increases. Similarly, we cannot predict actions that may be taken by our competitors in response to changes in fuel prices.
We cannot predict the future availability, price volatility or cost of aircraft fuel, weather-related events, natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast where a significant portion of domestic refining capacity is located), terrorism, political disruptions, disputes, or armed conflicts involving oil-producing countries or impacting global trade routes, changes in production levels of individual nations or associations of oil-producing states, economic sanctions imposed against oil-producing countries or specific industry participants, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in the cost to refine, transport or store petroleum products and any related staffing or transportation equipment shortages, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, unplanned interruptions or disruption of production at refineries, environmental concerns and other unpredictable events, may result in fuel supply shortages, variations in the applicable crack spread, distribution challenges, additional fuel price volatility and cost increases in the future. Any of these factors or events could cause a disruption in, or increased demands on, oil production, refinery operations, pipeline capacity or terminal access, and possibly result in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply. Additionally, because passengers often purchase tickets well in advance of their travel, a significant rapid increase in fuel price may result in the fare charged not covering that increase. At times in the past, we were not able to increase our fares to offset fully the effect of increases in fuel costs, and we may not be able to do so in the future.

Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of December 31, 2025, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See also the discussion in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “Aircraft Fuel.”
In addition, as part of our emissions reduction goals, we and other airlines have publicly announced long-term targets for the increased use of SAF in our operation. Currently, industrial production of SAF is small in scale and inadequate to meet growing industry demand, and while additional production capacity is expected to become operational in the coming years, we anticipate that competition for SAF among industry participants will remain intense. As a result, SAF may be significantly more costly than conventional jet fuel. To secure future SAF supply, we have entered into multiple agreements for the purchase of future SAF production, and we continue to engage with producers regarding potential future SAF purchases, which may include investments and other commitments to support these producers. Certain existing or potential future agreements pertain to SAF production from facilities that are planned but not yet financed, and which may utilize technology that has not been proven at commercial scale. There is no assurance that these facilities will be built or that they will meet contracted production timelines and volumes. In the event that the SAF is not delivered on schedule or in sufficient volumes, there can be no assurance that we will be able to source a supply of SAF sufficient to meet our stated goals, or that we will be able to do so on favorable economic terms.
Our business is subject to extensive government regulation, which may increase our costs, disrupt our operations, limit our operating flexibility, reduce the demand for air travel, and create competitive disadvantages.
Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, the U.S. executive branch, Congress and state and local and foreign governments have issued orders, passed laws, and launched regulatory initiatives, and federal agencies, including but not limited to the DOT, the FAA, the TSA, the Centers for Disease Control, the DOJ, and their respective international counterparts have issued regulations and a number of other directives that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.
For example, the FAA from time-to-time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. These requirements can be issued with little or no notice, or can otherwise impact our ability to efficiently or fully utilize our aircraft, and in some instances have resulted in the temporary or prolonged grounding of aircraft or engine types altogether including, for example, the March 2019 grounding of all Boeing 737 MAX Family aircraft, which was not lifted in the United States until November 2020, the January 2024 grounding of 737-9 MAX aircraft (a model we do not operate), and the significant limitations imposed on the use of Pratt & Whitney GTF aircraft engines on certain Airbus aircraft (an engine we do not use in our fleet), or otherwise caused substantial disruption and resulted in material costs to us and lost revenues. In 2023, the telecom industry rolled out 5G technology, and concerns were raised by the FAA regarding its possible interference with aircraft navigation systems, which resulted in regulatory uncertainty and the potential for operational impacts, including possible suspension of service to certain airports or the operation of certain aircraft. Although the issue was resolved through an agreement between the FAA, the FCC, and telecommunications industry, that agreement expires in 2028 and will need to be extended or modified. Additionally, the passage of OBBBA included the requirement for the FCC to auction additional spectrum, which could lead to new impacts on aviation. See “We rely heavily on technology and automated systems, including AI, to operate our business and any failure of these technologies or systems could harm our business, results of operations and financial condition.” The FAA also exercises comprehensive regulatory authority over nearly all technical aspects of our operations. Our failure to comply with such requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. In the future, any new regulatory requirements, particularly requirements that limit our ability to operate or price our products, could have a material adverse effect on us and the industry.
In May 2024, Congress passed a five-year funding authorization for the FAA (FAA Authorization Renewal). Among other things, the FAA Authorization Renewal increased the authorized funding level for the FAA and required the hiring of additional air traffic controllers, an effort to address staffing and resource shortages and improve the operation of the ATC system in the U.S. The FAA Authorization Renewal also codified several consumer protection rulemakings that could be challenging to implement and have negative financial impacts. Any new or enhanced requirements resulting from the FAA Authorization Renewal, including any new fees, costs we may be required to incur to comply with new rules and compensation or other penalties we may be required to pay for violations of such rules, have the potential to increase our costs or adversely impact our operation. The OBBBA included $12.5 billion in additional funding for ATC infrastructure and modernization. While this recent law and new funding should lead to ATC improvements, there is uncertainty on how and when the funding will be spent and if there will be any operational impacts as certain systems and infrastructure are modernized.
DOT consumer rules, and rules promulgated by certain comparable agencies in other countries we serve, dictate procedures for many aspects of our customer’s journey, including at the time of ticket purchase, at the airport and onboard the aircraft. For example, in April 2024, the DOT issued a final rule mandating refunds in certain circumstances (refund rule), and a final rule requiring disclosure of certain ancillary fees by air carriers and travel agents (ancillary fee rule). Also in December 2024, the DOT published a final rule on “Ensuring Safe Accommodations for Air Travelers with Disabilities Using Wheelchairs” which sets new standards for assistance, mandates hands-on training for airline employees and contractors who physically assist passengers with disabilities and handle passengers’ wheelchairs, and specifies actions that airlines must take to protect passengers when a wheelchair is damaged or delayed during transport. Individual requirements in the final rule have varying implementation timelines, ranging from January 16, 2025 (the effective date of the final rule) to June 17, 2026 (wheelchair rule). On September 4, 2025, the Trump Administration released its Unified Agenda of Regulatory and Deregulatory Actions, outlining planned priorities, timelines, and policy directions across federal agencies. The agenda signals DOT’s intent to roll back existing regulations, including the refund rule, ancillary fee rule, compensation rule, and wheelchair rule. DOT has already begun taking action, such as rescinding an Advance Notice of Proposed Rulemaking titled “Airline Passenger Rights,” which sought comments on requiring airlines to provide cash compensation, free rebooking, meal coverage, and overnight lodging with related transportation when disruptions are airline-caused.
The Aviation and Transportation Security Act mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per-ticket tax on passengers and a tax on airlines. Present and potential future security requirements may impose costs and inconvenience on travelers, potentially reducing the demand for air travel.
Similarly, there are a number of legislative and regulatory initiatives and reforms at the state and local levels in the U.S. that may affect airlines. These initiatives include increasingly stringent laws to protect the environment, wage/hour requirements, mandatory paid sick or family leave and healthcare mandates. These laws could affect our relationship with our workforce and the vendors that serve our airline and cause our expenses to increase without an ability to pass through these costs. In recent years, the airline industry has experienced an increase in litigation over the scope of the application of state and local employment laws to the airline industry. Application of these laws may result in operational disruption, increased litigation risk and impact our negotiated labor agreements. For example, we are currently involved in legal proceedings in California and other states concerning alleged violations of state labor laws including, among other things, overtime pay and violations of certain meal and rest break laws, and an adverse determination in any of these cases could adversely impact our operational flexibility and result in damages and fines, which could potentially be significant.
The results of our operations, demand for air travel and the manner in which we conduct business each may be affected by changes in law and future actions taken by governmental agencies, including:
•changes in law that affect the services that airlines can offer in particular markets and at particular airports, or the types of fares offered or fees that can be charged to passengers;
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
•restrictions on airport operations, such as restrictions on the use of slots at airports or the auction or reallocation of slot rights we currently hold;
•the adoption of more restrictive locally-imposed noise restrictions;
•the institution of airspace and overflight closures and restrictions; and

•restrictions on travel or special guidelines regarding aircraft occupancy or hygiene in response to outbreaks of illness, including the imposition of preflight testing regimes or vaccination confirmation requirements that have in the past and may in the future have the effect of reducing demand for air travel in the markets where such requirements are imposed.
Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to airline operations and, in some cases, may reduce the demand for air travel. There can be no assurance that the increased costs or greater complexity associated with our compliance with new rules, anticipated rules or other forms of regulatory oversight will not have a material adverse effect on us. Any significant reduction in air traffic capacity at and in the airspace serving key airports in the U.S. or overseas could have a material adverse effect on our business, results of operations and financial condition. In addition, the ATC system has not to date modernized sufficiently to meet the growing demand for U.S. air travel. Air traffic controllers rely on outdated procedures and technologies that routinely compel airlines, including ourselves, to fly inefficient routes or take significant delays on the ground. The ATC system’s inability to manage existing travel demand, including due to staffing shortages, has led government agencies to implement short-term capacity constraints during peak travel periods or adverse weather conditions in certain markets, causing delays and disruptions of air traffic. The outdated technologies also cause the ATC system to be less resilient in the event of a failure, and past system disruptions have resulted in large-scale flight cancellations and delays. We experienced this challenge in January 2023 when an outage in the ATC Notice to Air Missions system led to a nationwide ground-stop for nearly two hours, resulting in significant operational disruption throughout the day, and in September 2025 when a local outage severely reduced traffic in the Dallas metropolitan area.
Even though the OBBBA includes $12.5 billion in additional funding for ATC infrastructure and modernization, the outcome of this initiative remains uncertain. For example, in the early 2000s, the FAA embarked on a path to modernize the national airspace system, including migration from the current radar-based ATC system to a GPS-based system. This modernization of the ATC system, generally referred to as “NextGen,” has been plagued by delays and cost overruns, and it remains uncertain when the full array of benefits expected from this modernization will be available to the public and the airlines, including ourselves. Failure to update the ATC system and the substantial costs that may be imposed on airlines, including ourselves, to fully fund a modernized ATC system may have a material adverse effect on our business.
Our operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities, such as the EU, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. The U.S. government has negotiated “open skies” agreements with more than 130 trading partners. These agreements allow unrestricted route authority access between the U.S. and the foreign markets. While the U.S. has worked to increase the number of countries with open skies agreements, a number of significant markets, including China, do not have open skies agreements. In other instances, where there are open skies agreements, countries fail to fully implement the agreements or take actions that contravene the agreements. In these instances, we may be unable to fully realize the benefit of “open skies” agreements in foreign markets. In addition, bilateral and multilateral agreements among the U.S. and various foreign governments of countries we serve but which are not covered by an open skies treaty are subject to periodic renegotiation. We currently operate a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route, or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these markets, it could adversely impact us and could impair our related tangible and intangible assets. In addition, competition from foreign airlines, revenue-sharing joint ventures, joint business agreements, and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes.
We can be adversely affected by any prolonged U.S. Government shutdown.
A prolonged disruption in U.S. federal government operations, including lapses in appropriations or extended continuing resolutions, has in the past and could in the future materially and adversely affect our business, financial condition and results of operations. When government agencies reduce or suspend operations, aviation system regulators—including the FAA and the TSA—may experience staffing constraints, furloughs, curtailed activities, and related operational limitations. In the fourth quarter of 2025, conditions led to mandated schedule reductions, strained air traffic control and security screening resources, reduced air traffic capacity at key U.S. airports, and increased delays and cancellations.
Shutdown-related uncertainty can also dampen both business and leisure travel demand and slow booking trends, causing short-term business challenges. In addition, curtailed FAA activities during shutdowns can delay regulatory approvals and certifications necessary for airline operations, including those related to placing new aircraft into service, which can disrupt execution of fleet and growth plans.
Because the timing, duration, scope and operational effects of shutdowns and related capacity reduction mandates are uncertain—and can vary across airports and regions—future events of this nature could result in lower load factors and yields, higher unit costs, and reduced operational reliability. The cumulative impact of these factors could be material to our operations and financial performance.
We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.
We operate a global business with significant operations outside of the U.S. Our current international activities and prospects have been, and in the future could be, adversely affected by government policies, reversals or delays in the opening of foreign markets, increased competition in international markets, the performance of our alliance, joint business and codeshare partners in a given market, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international governmental regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots, and new or evolved policies related to consumer protection policies. For example, the COVID-19 pandemic severely impacted the demand for international travel for a prolonged period, and resulted in the imposition of significant governmental restrictions on commercial air service to or from certain regions. We responded by temporarily suspending a significant portion of our long-haul international flights and delaying the introduction of certain new long-haul international routes.
We are subject to varying registration requirements and ongoing reporting obligations in the countries where we operate. Our permission to continue doing business in these countries may depend on our ability to timely fulfil or remedy any noncompliance with these and other governmental requirements. We may also be subject to the risk that relevant government agencies will be delayed in granting or renewing required approvals, including as a result of shutdowns, cybersecurity incidents or other events. Any lapse, revocation, suspension or delay in approval of our authority to do business in a given jurisdiction may prevent us from serving certain destinations and could adversely impact our business, financial condition and results of operations.
More generally, our industry may be affected by any deterioration in global trade relations, including shifts in the trade policies of the U.S. and other nations. For example, much of the demand for international air travel is the result of business travel in support of global trade. Should protectionist governmental policies, such as tariff or other trade barriers, travel limitations and other regulatory actions, have the effect of reducing global commercial activity, the result could be a material decrease in the demand for international air travel. Additionally, certain products and services we purchase, including certain of our aircraft and related parts, are sourced from suppliers located outside the U.S., and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government in respect of the importation of such products could materially increase the amounts we pay for them. In addition, should additional or different retaliatory tariffs be imposed, our business could be harmed.
We continue to examine any ongoing risks associated with Brexit, notably given the extent of our passenger and cargo traffic and that of our joint business partners that flows through LHR in the United Kingdom. The EU-UK Trade and Cooperation Agreement (TCA) has been in force since May 1, 2021. The TCA includes a set of review dates, including a general provision in Article 776 of the TCA for review of implementation of the entire TCA five years after it comes into force, and then every five years thereafter. The first review is due in 2026. We will continue to monitor whether the review will impact air traffic services and whether the UK government’s desire for a reset in EU-UK relations will result in any material changes to the operation of air transport under the TCA. LHR remains a very important element of our international network and significant adverse changes to the EU-UK relationship could materially adversely affect our business, results of operations and financial condition.
Additionally, fluctuations in foreign currencies, including devaluations, exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency. We cannot predict fluctuations in foreign currencies, including devaluations, which can significantly affect the value of our assets outside the United States. These conditions, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition.

We may be adversely affected by conflicts overseas, terrorist attacks or other acts of violence, domestically or abroad; the travel industry continues to face ongoing security concerns.
Acts of terrorism and other violence, domestically or abroad, or fear of such attacks, including elevated national threat warnings, wars or other military conflicts, may depress air travel, particularly on international routes, and cause declines in revenues and increases in costs. The September 11, 2001 attacks and continuing terrorist threats, attacks and attempted attacks materially impacted and continue to impact air travel. Increased security procedures introduced at airports since September 11, 2001 and any other such future measures generate higher operating costs for airlines. The Aviation and Transportation Security Act mandated improved flight deck security, deployment of federal air marshals on-board flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to the U.S. Customs and Border Protection Agency and enhanced background checks. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had and may continue to have a disproportionate impact on short-haul travel, which constitutes a significant portion of our flying and revenue. Implementation of and compliance with increasingly complex security and customs requirements will continue to result in increased costs for us and our passengers, and have caused and likely will continue to cause periodic service disruptions and delays. We have at times found it necessary or desirable to make significant expenditures to comply with security-related requirements while seeking to reduce their impact on our customers, such as expenditures for automated security screening lines at airports. As a result of competitive pressure, and the need to improve security screening throughput to support the pace of our operations, it is unlikely that we will be able to capture all security-related costs through increased fares. We cannot forecast what new security requirements may be imposed in the future, or their impact on our business. In addition, avoiding areas of armed conflict or locations inaccessible to us due to geopolitical factors can impact our operations and financial results. For instance, airspace closures or restrictions may require us to alter flight paths or make further operational adjustments, such as changes to preferred diversion locations, thereby increasing the distance, duration and amount of fuel required to operate certain international flights, in particular relative to competitors not subject to these airspace restrictions. Armed conflicts in or affecting international markets we serve could also adversely impact our business by, among other things, depressing demand for travel to certain regions or requiring us to suspend air service to certain destinations. Recent or threatened armed conflicts, security events and geopolitical risks, involving countries such as Cuba, Iran, Israel, Russia, Ukraine and Venezuela, could impact our business. The outbreak or spread of armed conflict and security threats could force us to make additional reductions or changes to our service and could result in volatility in oil markets, disruptions to global trade and airspace restrictions, which could materially increase our costs or impact our supply chains.
We are subject to risks associated with climate change, including increased regulation of our GHG emissions, changing consumer preferences and the potential for increased impacts of severe weather events on our operations and infrastructure.
Global efforts to address climate change have prompted regulators worldwide to promulgate regulations to reduce GHG emissions, including those from the airline industry. Several countries and U.S. states have adopted or are considering adopting programs, including potentially new taxes, designed to cap or reduce aviation’s GHG emissions. In addition, certain airports have proposed, and in the future could adopt, GHG emission or climate-related goals or measures that could impact our operations or require us to make further investments in our infrastructure. These regulations may also lead to attempts to adopt requirements or change business environments related to aviation that may result in increased costs to us and the airline industry.
Internationally, ICAO has adopted rules, including those pertaining to CORSIA, which will require us to mitigate the growth of emissions associated with a significant majority of our international flights. At this time, the costs of complying with our future obligations under CORSIA are uncertain, primarily due to significant uncertainty with respect to the status of the U.S. government implementation of CORSIA requirements, the future growth of covered GHG emissions, the supply and price of eligible carbon credits and the future development of the market for eligible renewable fuels.
We and other airlines are increasingly subject to an unpredictable and inconsistent array of international, national and regional emissions restrictions, creating a patchwork of complex regulatory requirements that could lead to increased expenses related to the emissions of our flights. Furthermore, recent implementation of and potential for other new regulatory initiatives to reduce airline GHG emissions may increase our compliance costs. For more information on these regulatory developments, see “Environmental Matters” under Part I, Item 1. Business – “Domestic and Global Regulatory Landscape.”

We have published a number of sustainability-related targets and goals, including reducing our GHG emissions and the GHG-intensity of our operations. These goals are often long-term in nature, and in many cases rely on assumptions about the future availability and efficacy of technologies that are not yet commercially viable or do not yet exist. Our ability to meet our publicly stated targets depends on a number of factors outside our control, including the ability of third parties, such as engine and airframe manufacturers, SAF producers and other industry participants, to timely develop and commercialize these technological solutions at scale and competitive prices.
In addition, as part of our emissions reduction goals, we and other airlines have publicly announced future targets to increase our use of SAF. Industrial production of SAF continues to be small in scale and well below the volumes needed to meet these goals. Furthermore, current SAF prices are significantly higher than the price of conventional jet fuel. While production capacity is expected to grow in the coming years, we anticipate that SAF will remain significantly more costly than conventional jet fuel. To secure SAF supply, we have entered into multiple agreements for the purchase of current and future SAF production, and we continue to engage with producers regarding potential future SAF purchases, which may include investments and other commitments to support these producers. Certain existing or potential future agreements pertain to SAF production from facilities that are planned but not yet financed and may utilize technology that has not been proven on a commercial scale. There is no assurance that these facilities will be built or that they will meet contracted production timelines and volumes. In the event that SAF is not delivered on schedule or in sufficient volumes, there can be no assurance that we will be able to source a supply of SAF sufficient to meet our stated goals, or that we will be able to do so on favorable economic terms.
We face risks associated with allegations or similar claims that our public statements, including but not limited to press releases, advertising campaigns, marketing programs or commercial offerings describing our sustainability efforts are exaggerated, unsubstantiated or inconsistent with then-current regulations, sometimes referred to as “greenwashing.” We could be subject to litigation or regulatory enforcement actions challenging the basis for such statements which could be costly and disruptive, whether or not meritorious.
Additionally, growing recognition among consumers of the risks of climate change may mean some customers choose to fly less frequently or fly on an airline they perceive as operating in a manner that produces fewer GHG emissions. Business customers may choose to use alternatives to travel, such as virtual meetings and workspaces. Greater development of high-speed rail in markets now served by short-haul flights could provide passengers with lower-carbon alternatives to flying with us. Our collateral to secure loans, in the form of aircraft, airport slots, gates and routes, could lose value as customer demand shifts and economies move to low-carbon alternatives, which may increase our financing costs.
Finally, the potential acute and chronic physical effects of climate change, such as increased frequency and severity of storms, floods, fires, sea-level rise, excessive heat, longer-term changes in weather patterns and other climate-related events, could affect our operations, infrastructure and financial results as well as the safety of our customers and team members. Operational impacts, such as more frequent or widespread flight cancellations, could result in loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and operations and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to predict accurately the materiality of any potential losses or costs associated with the physical effects of climate change.
We are subject to various risks associated with environmental and social matters.
There is increased scrutiny from investors, customers, policymakers, regulators and other stakeholders regarding company management of climate change, human capital and other environmental and social matters. We engage in various initiatives and programs to manage these matters and address stakeholder expectations. However, such initiatives and programs can be costly and at times controversial; they also may not achieve their intended outcome. Moreover, we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. Various stakeholders have different, and at times conflicting, expectations. For example, while some policymakers (such as the State of California and the European Union) have adopted requirements for various disclosures or actions on environmental and social matters, policymakers in other jurisdictions have sought to constrain companies’ consideration of such matters in certain circumstances.
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
Governmental authorities in the U.S. and abroad (including in the EU) are increasingly focused on potential contamination resulting from the use of certain chemicals, most notably per- and polyfluoroalkyl substances (PFAS). Products containing PFAS have been used in manufacturing, industrial, and consumer applications over many decades, including those related to aviation. Among other things, recent changes to federal requirements for firefighting foams containing PFAS, as well as related state regulations affecting their use, will require operational and infrastructure changes. In February 2024, the EPA published, for public comment, a new rulemaking to list nine PFAS as hazardous constituents under the Resource Conservation and Recovery Act. In April 2024, the EPA published a final rule designating two PFAS substances (perfluorooctanoic acid and perfluorooctanesulfonic acid) as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act. This rule requires entities to immediately report releases of such substances that meet or exceed the reportable quantity to EPA’s National Response Center. These rulemakings could require additional oversight and management of PFAS-containing materials and waste. We may incur costs in connection with current and future reporting obligations, costs related to materials management and historic usage and disposal of PFAS-containing materials, transitioning away from the usage of PFAS-containing products and firefighting systems, or remediating any environmental impacts.
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
Governmental authorities in several U.S. and foreign cities are also considering, or have already implemented, aircraft noise reduction programs, including the imposition of nighttime curfews and limitations on daytime take offs and landings as well as setting an annual flight cap from specific cities. We have been able to accommodate local noise restrictions imposed to date, but our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread. At the international level, we are closely monitoring noise-related regulations and relevant standards set forth in aviation agreements between the U.S. government and other applicable authorities. The FAA is also currently evaluating possible changes to how aircraft noise is measured and the resulting standards that are based on them. Ultimately, these changes could have an impact on, or limit, our operations, or make it more difficult for the FAA to modernize and increase the efficiency of the airspace and airports we utilize. However, at this time we do not expect such impact to be material.
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
These and other factors have contributed to a shortage of pilots that at times have been severe and increased compensation costs. We believe that pilot shortages will remain a problem for the foreseeable future. The pilot shortage has been most acute for regional airlines. It remains possible that our regional airline subsidiaries and other regional partners could have difficulties hiring adequate numbers of pilots to meet their needs, which could result in a reduction in the number of flights offered, operational disruptions, increased compensation expense and costs of operations, financial difficulties and other adverse effects.
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
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. For example, all of our mainline aircraft were manufactured by either Airbus or Boeing and all of our regional aircraft were manufactured by either Bombardier or Embraer. Further, our supplier base continues to consolidate as evidenced by the cessation of production of Bombardier regional aircraft that we and our regional partners currently operate in large numbers. Due to the limited number of suppliers, constraints on production capacity, large order books and long production lead times, manufacturers have faced and are expected to continue to face challenges in timely fulfilling our aircraft on order, and we may face competition from other carriers in securing an adequate supply of aircraft in the future. If new aircraft orders are not filled on a timely basis, we could face higher financing and operating costs than planned. The limited number of these suppliers may also result in reduced competition and potentially higher prices than if the supplier base was less concentrated. In addition, we are vulnerable to any problems associated with the performance of these suppliers’ obligation to supply key aircraft, parts and engines, including design defects, mechanical problems, contractual performance by suppliers or adverse perception by the public that would result in customer avoidance of any of our aircraft. We may also experience delivery delays with respect to components or equipment that we have contracted to purchase from third-party suppliers (so-called “buyer-furnished equipment”) and required for the outfitting of our aircraft. Failure of our suppliers to timely deliver such components or equipment has in the past and could in the future delay certification of these aircraft or components and their entry into service, and could prevent us from financing such aircraft, requiring us to pay for new deliveries using cash on hand. If the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency, safety and reliability, we could also face higher financing and operating costs than planned and our business, results of operations and financial condition could be adversely impacted. We are also subject to the risk that action by the FAA or any other regulatory authority could result in an inability to certify or operate our aircraft, even temporarily. For instance, in March 2019, the FAA ordered the grounding of all Boeing 737 MAX Family aircraft, which remained in place for over a year and was not lifted in the United States until November 2020. An additional grounding of Boeing aircraft occurred in January 2024 involving the Boeing 737-9 MAX, a model that we do not operate. Regulatory concerns raised by the FAA also previously forced Boeing to suspend deliveries of certain 787 aircraft, temporarily resulting in significant reductions to our planned long-haul flying. More generally, we have recently experienced delivery delays across manufacturers of aircraft engines and components due to regulatory matters such as those described above. There is also the prospect that new aircraft models will continue to face certification delays further impeding the delivery of new aircraft to the airline industry and increasing competition for the production capacity that is available. There have also been challenges leading to aircraft delivery delays specifically around the certification of new seats and seat designs. In addition, we source a portion of our aircraft, aircraft engines and parts from outside the U.S., and any tariffs imposed may lead to higher costs, negatively affect our supply chains and adversely affect our business and results of operations. For example, there are presently in place tariffs on certain goods, including aircraft, from Brazil, which is the sole source of our new regional jets. Finally, we also face supply chain risks from disruptions in global trade, including the imposition of tariffs and non-tariff barriers with respect to aircraft and related parts that we are not able to mitigate.
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
While our priority is to migrate an increasing portion of our customers to our modern, direct distribution channels in lieu of third party channels, we continue to rely on third-party distribution channels, including those provided by or through global distribution systems (GDSs) (e.g., Amadeus, Sabre and Travelport), conventional travel agents, travel management companies and OTAs (e.g., Expedia, including its booking sites Orbitz and Travelocity, and Booking Holdings, including its booking sites Kayak and Priceline), to distribute a significant portion of our airline tickets, and we expect in the future to continue to rely on these channels. We are also dependent upon the ability and willingness of these distribution channels to expand their ability to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our website at www.aa.com. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally.
To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility, continue to migrate the distribution of tickets to our proprietary and other modern distribution channels, and improve the functionality of our distribution channels, while maintaining an industry-competitive cost structure and a high level of customer satisfaction. Further, as distribution technology changes, we will need to continue to update our technology by acquiring new technology from third parties, building the functionality ourselves, or a combination thereof, which in any event will likely entail significant technological and commercial risk and involve potentially material investments. These imperatives may affect our relationships with conventional travel agents, travel management companies, GDSs and OTAs, including if consolidation of conventional travel agents, travel management companies, GDSs or OTAs continues, or should any of these parties seek to acquire other technology providers thereby potentially limiting our technology alternatives. For example, as previously reported, during the second quarter of 2024 we concluded that certain commercial initiatives designed to, among other things, migrate customers to our modern, direct distribution channels contributed to softness in customer bookings relative to our expectations, and we reversed many of these measures late in the quarter. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our business, results of operations and financial condition.
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
There is presently a significant amount of capital spending underway at major airports in the United States, including large projects underway at a number of airports where we have significant operations, such as O’Hare International Airport (ORD), DFW, Charlotte Douglas International Airport, Miami International Airport and Los Angeles International Airport (LAX). More generally, following long periods of underinvestment, there is a trend among airports in the United States to engage in significant, expensive expansion, remodeling and infrastructure improvement projects. This spending increases costs to airlines and the traveling public that has and will continue to use those facilities as the airports generally recover their investments through increased rental, landing and other facility costs. In some circumstances, such costs could be imposed by the relevant airport authority without our approval. Accordingly, our operating costs are expected to increase significantly at many airports at which we operate, including a number of our hubs and gateways, as a result of capital spending projects currently underway and additional projects that we expect to commence over the next several years. Escalating airport costs, especially at one of our major hubs, could also force us to revise our growth plans or redirect flying to more cost-effective airports.
In addition, operations at three major domestic airports, certain smaller domestic airports and many foreign airports we serve are regulated by governmental entities through allocations of slots or similar regulatory mechanisms that limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may impose other operational restrictions as well. In the U.S., the DOT and the FAA currently regulate the allocation of slots or slot exemptions at DCA and two New York City airports: JFK and LGA. Our operations at these airports generally require the allocation of slots or similar regulatory authority. In addition to slot restrictions, operations at DCA and LGA are also limited based on a so-called “perimeter rule” which generally limits the stage length of the flights that can be operated from those airports to 1,250 and 1,500 miles, respectively. Similarly, our operations at LHR, international airports in Frankfurt, Paris, Tokyo and other airports outside the U.S. are regulated by local slot authorities pursuant to the International Airline Trade Association Worldwide Scheduling Guidelines and/or applicable local law. Termination of slot controls or other operational restrictions at some or all of the foregoing airports could affect our operational performance and competitive position. We currently have sufficient slots or analogous authorizations to operate our existing flights and we have generally, but not always, been able to obtain the rights to expand our operations and to change our schedules. However, there is no assurance that we will be able to obtain sufficient slots or analogous authorizations in the future or as to the cost of acquiring such rights because, among other reasons, such allocations are often sought after by other airlines and are subject to changes in governmental policies. During periods of reduced demand for air travel, we presently and may in the future rely on exemptions granted by applicable authorities from the requirement that we continuously use certain slots, gates and routes or risk having such operating rights revoked, and depending on the applicable authority these exemptions can vary in the way they are structured and applied. We cannot predict whether such exemptions will be made available, whether they will be granted on the same or similar terms as in past instances, or whether we ultimately could be at risk of losing valuable operating rights. If we are forced to surrender slots or other rights, we may be unable to provide our desired level of service to or from certain destinations in the future. We cannot provide any assurance that regulatory changes resulting in changes in the application of slot controls or the allocation of or any reallocation of existing slots, the continued enforcement or termination of a perimeter rule or similar regulatory regime will not have a material adverse impact on our operations.
Our ability to provide service can also be impaired at airports where the airport gates and other facilities are inadequate to accommodate all of the service that we would like to provide, or where we have no access to gates at all.
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
We operate principally through our hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. and partner gateways including London Heathrow (among others). Substantially all of our flights either originate at or fly into one of these locations. A significant interruption or disruption in service at one of our hubs, gateways or other airports where we have a significant presence, resulting from air traffic control delays, weather conditions, natural disasters, cybersecurity incidents, growth constraints, performance by third-party service providers (such as electric utility or telecommunications providers), failure of computer systems, disruptions at airport facilities and equipment or other key facilities used by us to manage our operations (including as a result of social or environmental activism), labor relations, power supplies, fuel supplies, terrorist activities, or other reasons could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition. We have limited control, particularly in the short term, over the operation, quality or maintenance of many of the services on which our operations depend and over whether vendors of such services will improve or continue to provide services that are essential to our business.
Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.
We maintain insurance policies, including, but not limited to, terrorism, aviation hull and liability, workers' compensation and property and business interruption insurance, but we are not fully insured against all potential hazards and risk incident to our business. Emerging threats such as cyberattacks, artificial intelligence-related risks, or geopolitical instability could further challenge insurance availability and affordability. Additionally, the occurrence or persistence of certain events, including armed conflicts, could also impact our ability to obtain commercial insurance coverage against certain risks, or to obtain such insurance on commercially acceptable terms. If we are unable to maintain adequate insurance coverage or to secure suitable alternatives outside the commercial insurance markets, our business could be materially and adversely affected. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the claims paying ability of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass along additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

The airline industry is heavily taxed.
The airline industry is subject to extensive government fees and taxation that negatively impact our revenue and profitability. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights, and various U.S. fees and taxes also are assessed on international flights. For example, as permitted by federal legislation, most major U.S. airports impose a per-passenger facility charge on us. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount. Moreover, we are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and certain international air transportation. We collect the excise tax, along with certain other U.S. and foreign taxes and user fees on air transportation (such as passenger security fees), and pass along the collected amounts to the appropriate governmental agencies. Although these taxes and fees are not our operating expenses, they represent an additional cost to our customers. There are continuing efforts in Congress and in other countries to raise different portions of the various taxes, fees, and charges imposed on airlines and their passengers, including the passenger facility charge, and we may not be able to recover all of these charges from our customers. Increases in such taxes, fees and charges could negatively impact our business, results of operations and financial condition.
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
The closing price of our common stock on the Nasdaq Global Select Market varied from $9.07 to $18.66 during 2025 and $13.30 to $16.00 during 2026 year-to-date through February 13, 2026. At times, fluctuations in our stock price have been rapid, imposing risks on investors due to the possibility of significant, short-term price volatility. While we believe that in recent years this wide range of trading prices has largely reflected the changing prospects for a large airline, based in part on the commentary of market analysts, that the trading price of our common stock has at times been influenced by the technical trading factors discussed in the last bullet above. On some occasions, market analysts have explained fluctuations in our stock price by reference to purported “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.
Our ability to utilize our net operating losses (NOLs) and other carryforwards may be limited.
Under the Internal Revenue Code of 1986, as amended (the Code), a corporation is generally allowed a deduction for NOLs carried over from prior taxable years. At December 31, 2025, we had approximately $11.9 billion of gross federal NOLs and $6.0 billion of other carryforwards available to reduce future federal taxable income, of which $1.6 billion will expire beginning in 2033 if unused and $16.3 billion can be carried forward indefinitely. We also had approximately $5.0 billion of NOL carryforwards to reduce future state taxable income at December 31, 2025, which will expire in taxable years 2025 through 2045 if unused. Our NOL carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities.
Our ability to use our NOLs and other carryforwards depends on the amount of taxable income generated in future periods. There can be no assurance that an additional valuation allowance on our net deferred tax assets will not be required should our financial performance be negatively impacted in the future. Such valuation allowance could be material.
An ownership change may severely limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes. In connection with the expiration in December 2021 of certain transfer restrictions applicable to substantial shareholders contained in our Certificate of Incorporation, the Board of Directors of AAG adopted a tax benefit preservation plan (the Tax Benefit Preservation Plan) in order to preserve our ability to use our NOLs and certain other tax attributes to reduce potential future income tax obligations. The Tax Benefit Preservation Plan was subsequently ratified by our stockholders at the 2022 Annual Meeting of Stockholders of AAG. On October 31, 2024, AAG entered into Amendment No. 1 to the Tax Benefit Preservation Plan to extend the expiration date to October 29, 2027, which was subsequently approved by our stockholders at the 2025 Annual Meeting of Stockholders of AAG. The Tax Benefit Preservation Plan is designed to reduce the likelihood that we experience an ownership change by deterring certain acquisitions of AAG common stock. There is no assurance, however, that the deterrent mechanism will be effective, and such acquisitions may still occur. In addition, the Tax Benefit Preservation Plan may adversely affect the marketability of AAG common stock by discouraging existing or potential investors from acquiring shares of AAG common stock, because any non-exempt third party that acquires 4.9% or more of the then-outstanding shares of AAG common stock would suffer substantial dilution of its ownership interest in AAG.

AAG’s Certificate of Incorporation, Bylaws and Tax Benefit Preservation Plan include provisions that limit voting and acquisition and disposition of our equity interests and specify an exclusive forum for certain stockholder disputes.
Our Certificate of Incorporation and Bylaws include significant provisions that limit voting and ownership and disposition of our equity interests as described in Part II, Item 5. Market for American Airlines Group’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities - “Ownership Restrictions” and AAG’s Description of the Registrants’ Securities Registered Pursuant to Section 12 of the Exchange Act, which is filed as Exhibit 4.1 hereto. Further restrictions are set forth in our Tax Benefit Preservation Plan, which was filed as Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on December 22, 2021 and amendments to the Tax Benefit Preservation Plan, filed as Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on November 1, 2024. These restrictions, including the ownership limitations described above in “Our ability to utilize our net operating losses (NOLs) and other carryforwards may be limited”, may adversely affect the ability of certain holders of AAG common stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG common stock and our other equity interests.
Our Certificate of Incorporation and Bylaws also specify that the Court of Chancery of the State of Delaware shall be the exclusive forum for substantially all disputes between us and our stockholders. We do not intend for this exclusive forum provision to apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Bylaws further provide that the federal district courts of the United States shall be the exclusive forum for claims under the Securities Act. The forum selection provisions may restrict a stockholder’s ability to bring a claim against us or our directors or officers in a forum that it finds favorable, which may discourage stockholders from bringing such claims at all. Alternatively, if a court were to find the forum selection provisions contained in our Certificate of Incorporation and Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.
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
•stockholders are restricted from calling a special meeting unless they hold at least 20% of our outstanding shares and follow the procedures provided for in the Bylaws;
•a requirement that holders of at least 80% of the voting power of the shares entitled to vote in the election of directors approve any amendment of our Bylaws submitted to stockholders for approval; and
•super-majority voting requirements to modify or amend specified provisions of our Certificate of Incorporation.
These provisions are not intended to prevent a takeover, but are intended to protect and maximize the value of the interests of our stockholders. While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our Board of Directors, they could enable our Board of Directors to prevent a transaction that some, or a majority, of our stockholders might believe to be in their best interest and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts business combinations with interested stockholders. Interested stockholders do not include stockholders whose acquisition of our securities is approved by the Board of Directors prior to the investment under Section 203.

The issuance or sale of shares of our common stock or rights to acquire shares of our common stock could depress the trading price of our common stock.
We may conduct future offerings of material amounts of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations, to fund acquisitions, or for any other purposes at any time and from time to time. Further, additional shares of our common stock may be issued in connection with the exercise of warrants originally issued by AAG to the U.S. Department of Treasury. If these additional shares or securities are issued or sold, or if it is perceived that they will be sold, the trading price of our common stock could decline substantially. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock could decline substantially.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
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
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems, information, and our broader enterprise information technology environment;
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
•a cybersecurity incident response plan that (1) includes procedures for responding to cybersecurity incidents and (2) is periodically tested through exercises; and
•a third-party risk management process for critical information technology service providers, suppliers, and vendors.

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
Cybersecurity Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. In turn, the Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as certain incidents with lesser impact potential.
The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives periodic briefings from management on our cybersecurity risk management program. Board of Director members receive presentations on cybersecurity topics from a combination of our CDIO, CISO, Deputy General Counsel – Chief Privacy and Data Protection Officer, internal security staff, external counsel or external experts, as part of the Board of Director’s continuing education on topics that impact public companies.
Our management team, including our CDIO, CISO, Deputy General Counsel – Chief Privacy and Data Protection Officer and additional members of the ECRG are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Collectively, our management team has extensive information technology experience, as well as cybersecurity incident response, compliance, oversight, and program management experience. Additionally, certain leaders and personnel within the cybersecurity organization hold industry certifications, such as Certified Information Systems Security Professional or Certified Information Security Manager.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other various sources including external consultants engaged by us.

ITEM 2. PROPERTIES
Flight Equipment
As of December 31, 2025, American operated a mainline fleet of 1,013 aircraft. During 2025, American accepted delivery of 40 mainline aircraft including 23 Boeing 737-8 MAX, 11 Boeing 787-9, five Airbus A321XLR and one Airbus A321neo and returned one leased mainline aircraft. We are supported by our wholly-owned and third-party regional carriers that fly under capacity purchase agreements operating as American Eagle. As of December 31, 2025, American Eagle operated 567 regional aircraft. During 2025, we decreased our regional fleet by 18 aircraft, including the return of 50 regional aircraft to third-party regional carriers and a lessor, offset by the addition of 30 regional aircraft and net of two regional aircraft returned to service from temporary storage.
Mainline
As of December 31, 2025, American’s mainline fleet consisted of the following aircraft:

	Average Seating Capacity	Average Age (Years)	Owned	Leased	Total
Airbus A319	128	21.7	21	111	132
Airbus A320	150	24.7	12	36	48
Airbus A321	184	13.4	164	54	218
Airbus A321neo	195	4.8	49	35	84
Airbus A321XLR (1)	155	0.1	2	—	2
Boeing 737-800	172	16.1	138	165	303
Boeing 737-8 MAX	172	3.7	56	33	89
Boeing 777-200ER	273	25.0	44	3	47
Boeing 777-300ER	304	11.8	18	2	20
Boeing 787-8	234	7.1	20	17	37
Boeing 787-9	271	5.6	23	10	33
Total		14.3	547	466	1,013

(1)Excluded from the total operating aircraft count above are three owned Airbus A321XLR held in temporary storage as of December 31, 2025.

Regional
As of December 31, 2025, the fleet of our wholly-owned and third-party regional carriers operating as American Eagle consisted of the following aircraft:

	Average Seating Capacity	Owned	Leased	Owned or Leased by Third Party Regional Carrier	Total	Operating Regional Carrier	Number of Aircraft Operated
Bombardier CRJ700	65	57	3	62	122	SkyWest	62
						PSA	60
						Total	122
Bombardier CRJ900 (1)	76	86	—	—	86	PSA	86
Embraer E170	65	6	37	13	56	Envoy	43
						Republic	13
						Total	56
Embraer E175	76	136	—	96	232	Envoy	136
						Republic	76
						SkyWest	20
						Total	232
Embraer ERJ145	50	71	—	—	71	Piedmont	71
Total		356	40	171	567		567

(1)Excluded from the total operating aircraft count above are four owned Bombardier CRJ900 held in temporary storage as of December 31, 2025.
See Note 11 to AAG’s Consolidated Financial Statements in Part II, Item 8A and Note 10 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on our capacity purchase agreements with third-party regional carriers.
Aircraft and Engine Purchase Commitments
As of December 31, 2025, we had definitive purchase agreements for the acquisition of the following new aircraft (1):

	2026	2027	2028	2029 and Thereafter	Total
Airbus
A320 Family	20	21	39	75	155
Boeing
737 Family	14	—	—	115	129
787 Family	1	3	5	10	19
Embraer
E175	20	13	17	30	80
Total	55	37	61	230	383

(1)Delivery schedule represents our best estimate as of the date of this report as described in footnote (e) to the “Contractual Obligations” table in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Actual delivery dates are subject to change, which could be material, based on various potential factors, including production delays by the equipment manufacturers and regulatory concerns.
In addition, we have committed to purchase four used Bombardier CRJ900 aircraft which are scheduled to be delivered in 2026. We also have agreements for 47 spare engines to be delivered in 2026 and beyond.

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
We lease, or have built on leased property, our headquarters and training facilities in Fort Worth, Texas, our principal overhaul and maintenance base in Tulsa, Oklahoma, our regional reservation offices, and administrative offices throughout the U.S. and abroad.
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
As of February 13, 2026, there were approximately 51,000 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.
Information on securities authorized for issuance under our equity compensation plans will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders of American Airlines Group Inc. (the Proxy Statement) under the caption “Equity Compensation Plan Information” and is incorporated by reference into this Annual Report on Form 10-K.
Dividends on Common Stock
There were no cash dividend payments during the years ended December 31, 2025 and 2024. If we determine to make any dividends in the future, such dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and the payment of dividends may be suspended or discontinued again at any time at our discretion and without prior notice.

Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following stock performance graph compares the cumulative total stockholder returns during the period from December 31, 2020 to December 31, 2025 of our common stock to the New York Stock Exchange (NYSE) ARCA Airline Index and the Standard and Poor’s Financial Services, LLC (S&P) 500 Stock Index. The comparison assumes $100 was invested on December 31, 2020 in our common stock and in each of the foregoing indices and assumes that all dividends were reinvested. The stock performance shown on the following graph represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
American Airlines Group Inc. (AAL)	$100	$114	$81	$87	$111	$97
NYSE ARCA Airline Index (XAL)	100	98	64	82	81	85
S&P 500 Index (GSPC)	100	127	102	127	157	182
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No repurchases of AAG common stock were made in 2025 or 2024. Any future determination to enter into a share repurchase program will be at the discretion of the Board of Directors, subject to applicable legal limitations, and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

Ownership Restrictions
AAG’s Certificate of Incorporation, as amended, and Fifth Amended and Restated Bylaws (Bylaws) provide that, consistent with the requirements of Subtitle VII of Title 49 of the United States Code, as amended (the Aviation Act), any persons or entities who are not a “citizen of the United States” (as defined under the Aviation Act and administrative interpretations issued by the DOT, its predecessors and successors, from time to time), including any agent, trustee or representative of such persons or entities (a non-citizen), shall not, in the aggregate, own (beneficially or of record) and/or control more than (a) 24.9% of the aggregate votes of all of our outstanding equity securities or (b) 49.0% of our outstanding equity securities. Our Certificate of Incorporation and Bylaws further specify that it is the duty of each stockholder who is a non-citizen to register his, her or its equity securities on our foreign stock record and provide for remedies applicable to stockholders that exceed the voting and ownership caps described above.
In addition, to reduce the risk of a potential adverse effect on our ability to use our NOL carryforwards and certain other tax attributes for federal income tax purposes, and in connection with the expiration in December 2021 of certain transfer restrictions applicable to substantial shareholders contained in our Certificate of Incorporation, the Board of Directors of AAG adopted the Tax Benefit Preservation Plan. The Tax Benefit Preservation Plan was subsequently ratified by our stockholders at the 2022 Annual Meeting of Stockholders of AAG. AAG entered into Amendment No. 1 to the Tax Benefit Preservation Plan to extend the expiration date to October 29, 2027 and the amendment was approved by stockholders at the 2025 Annual Meeting of Stockholders of AAG on June 11, 2025. The Tax Benefit Preservation Plan is designed to reduce the likelihood that we experience an "ownership change” for purposes of Section 382 by deterring certain acquisitions of AAG common stock. There is no assurance, however, that the deterrent mechanism will be effective, and such acquisitions may still occur. In addition, the Tax Benefit Preservation Plan may adversely affect the marketability of AAG common stock by discouraging existing or potential investors from acquiring AAG common stock or additional shares of AAG common stock, because any non-exempt third party that acquires 4.9% or more of the then-outstanding shares of AAG common stock would suffer substantial dilution of its ownership interest in AAG.
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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
Selected Consolidated Financial Data of AAG
The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended and as of December 31, 2025, 2024 and 2023, are derived from AAG’s audited consolidated financial statements.

	Year Ended December 31,
	2025	2024	2023
	(In millions, except share and per share amounts)
Consolidated Statements of Operations data:
Total operating revenues	$54,633	$54,211	$52,788
Total operating expenses	53,166	51,597	49,754
Operating income	1,467	2,614	3,034
Net income	111	846	822
Earnings per common share:
Basic	$0.17	$1.29	$1.26
Diluted	0.17	1.24	1.21
Weighted average shares outstanding (in thousands):
Basic	659,964	656,996	653,612
Diluted	661,052	721,300	719,669

Consolidated Balance Sheet data (at end of period):
Total assets	$61,774	$61,783	$63,058
Debt and finance leases	29,007	30,476	32,902
Pension and postretirement obligations (1)	1,680	2,275	3,171
Operating lease liabilities	6,963	7,068	7,761
Stockholders’ deficit	(3,727)	(3,977)	(5,202)

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

The following table presents the components of our net special items and the reconciliation of pre-tax income and net income (GAAP measures) to pre-tax income excluding net special items and net income excluding net special items (non-GAAP measures). Management uses these non-GAAP financial measures to evaluate our current operating performance and to allow for period-to-period comparisons. As net special items may vary from period-to-period in nature and amount, the adjustment to exclude net special items provides management with an additional tool to understand our core operating performance.

	Year Ended December 31,
	2025	2024
	(In millions)
Components of Special Items, Net: (1)
Litigation reserve adjustments	$77	$—
Labor contract expenses (2)	31	605
Severance expenses	44	13
A330 fleet-related adjustments (3)	—	(42)
Other operating special items, net	7	34
Mainline operating special items, net	159	610
Regional operating special items, net (4)	3	33
Operating special items, net	162	643

Mark-to-market adjustments on equity investments, net (5)	(40)	8
Debt refinancing and extinguishment	22	16
Other nonoperating special items, net	18	—
Nonoperating special items, net	—	24
Pre-tax special items, net	$162	$667
Reconciliation of Pre-Tax Income Excluding Net Special Items:
Pre-tax income – GAAP	$190	$1,154
Adjusted for: Pre-tax special items, net	162	667
Pre-tax income excluding net special items	$352	$1,821
Reconciliation of Net Income Excluding Net Special Items:
Net income – GAAP	$111	$846
Adjusted for: Pre-tax special items, net	162	667
Adjusted for: Net tax effect of net special items	(36)	(151)
Net income excluding net special items	$237	$1,362

(1)See Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on net special items.
(2)Labor contract expenses for 2025 included a one-time charge resulting from adjustments to vacation accruals due to pay rate increases effective January 1, 2025, following the ratification of the contract extension in the fourth quarter of 2024 with our mainline maintenance and fleet service team members.
Labor contract expenses for 2024 included one-time charges resulting from the ratifications of new CBAs with our mainline flight attendants and passenger service team members, including one-time payments and adjustments to vacation accruals resulting from pay rate increases.
(3)In 2024, we entered into a sales agreement for certain Airbus A330 aircraft, resulting in a $42 million gain. These aircraft were previously retired in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
(4)Regional operating special items, net for 2024 included a $33 million non-cash write down of regional aircraft resulting from the decision to permanently park 43 Embraer ERJ145 aircraft.

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

	Year Ended December 31,
	2025	2024
Reconciliation of CASM Excluding Net Special Items and Fuel:
(In millions)
Total operating expenses – GAAP	$53,166	$51,597
Operating net special items (1):
Mainline operating special items, net	(159)	(610)
Regional operating special items, net	(3)	(33)
Aircraft fuel and related taxes	(10,718)	(11,418)
Total operating expenses, excluding net special items and fuel	$42,286	$39,536
(In millions)
Total Available Seat Miles (ASM)	299,411	292,948
(In cents)
CASM	17.76	17.61
Operating net special items per ASM (1):
Mainline operating special items, net	(0.05)	(0.21)
Regional operating special items, net	—	(0.01)
Aircraft fuel and related taxes per ASM	(3.58)	(3.90)
CASM, excluding net special items and fuel	14.12	13.50

(1)See Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information on net special items.

Selected Consolidated Financial Data of American
The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations data” and “Consolidated Balance Sheet data” for the years ended and as of December 31, 2025, 2024 and 2023, are derived from American’s audited consolidated financial statements.

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Consolidated Statements of Operations data:
Total operating revenues	$54,626	$54,204	$52,784
Total operating expenses	53,115	51,550	49,715
Operating income	1,511	2,654	3,069
Net income	564	1,262	1,188

Consolidated Balance Sheet data (at end of period):
Total assets	$70,247	$68,755	$69,074
Debt and finance leases	25,259	25,736	27,675
Pension and postretirement obligations (1)	1,678	2,262	3,148
Operating lease liabilities	6,908	7,008	7,708
Stockholder’s equity	9,028	8,234	6,577

(1)Substantially all defined benefit pension plans were frozen effective November 1, 2012. See Note 8 to American's Consolidated Financial Statements in Part II, Item 8B for further information on pension and postretirement benefits.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2025 Financial Overview
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
Many aspects of our airline operations depend on the U.S. Government, and in the fourth quarter of 2025, the prolonged government shutdown led to mandated schedule reductions, strained air traffic control and security screening resources, reduced air traffic capacity at key U.S. airports, and increased delays and cancellations. Additionally, the government shutdown-related uncertainty temporarily impacted customer bookings in the fourth quarter of 2025 and negatively impacted our revenue by approximately $325 million.
AAG’s 2025 Financial Results
The selected financial data presented below is derived from AAG’s audited consolidated financial statements included in Part II, Item 8A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Passenger revenue	$49,643	$49,586	$57	0.1
Cargo revenue	839	804	35	4.3
Other operating revenue	4,151	3,821	330	8.7
Total operating revenues	54,633	54,211	422	0.8
Aircraft fuel and related taxes	10,718	11,418	(700)	(6.1)
Salaries, wages and benefits	17,566	16,021	1,545	9.6
Total operating expenses	53,166	51,597	1,569	3.0
Operating income	1,467	2,614	(1,147)	(43.9)
Pre-tax income	190	1,154	(964)	(83.6)
Income tax provision	79	308	(229)	(74.7)
Net income	111	846	(735)	(86.8)

Pre-tax income – GAAP	$190	$1,154	$(964)	(83.6)
Adjusted for: pre-tax net special items (1)	162	667	(505)	(75.7)
Pre-tax income excluding net special items	$352	$1,821	$(1,469)	(80.7)

(1)See Part II, Item 6. Selected Consolidated Financial Data – “Reconciliation of GAAP to Non-GAAP Financial Measures” and Note 2 to AAG’s Consolidated Financial Statements in Part II, Item 8A for details on the components of pre-tax net special items.
Pre-Tax Income and Net Income
Pre-tax income and net income were $190 million and $111 million, respectively, in 2025. This compares to 2024 pre-tax income and net income of $1.2 billion and $846 million, respectively.

Pre-tax income on a GAAP basis decreased in 2025 as compared to 2024. This decrease was driven primarily by increases in certain operating expenses including salaries, wages and benefits, regional expenses and other operating expenses, offset in part by lower costs for aircraft fuel and related taxes, a decrease in pre-tax net special items and higher revenues.
Excluding the effects of pre-tax net special items, pre-tax income was $352 million and $1.8 billion in 2025 and 2024, respectively. The year-over-year decrease in our pre-tax income excluding pre-tax net special items was principally driven by certain operating expenses as mentioned above, offset in part by lower costs for aircraft fuel and related taxes and higher revenues.
Revenue
In 2025, we reported total operating revenues of $54.6 billion, an increase of $422 million, or 0.8%, as compared to 2024. Passenger revenue was $49.6 billion and remained relatively flat as compared to 2024. Our passenger revenue in 2025 was impacted by the American Eagle flight 5342 accident and softness in domestic demand for air travel in the first half of the year, offset by strength in international travel, particularly in the Atlantic and Pacific regions, and recovery in domestic travel in the second half of the year despite the negative revenue impact from the temporary shutdown of the U.S. Government in the fourth quarter of 2025.
Other operating revenue increased $330 million, or 8.7%, in 2025 as compared to 2024, driven primarily by higher revenue associated with our loyalty program. During 2025 and 2024, cash payments from co-branded credit card and other partners were $6.2 billion and $6.1 billion, respectively. Cash remuneration in 2024 included a one-time cash payment related to the new co-branded credit card agreement announced in December 2024. This one-time cash payment will be amortized over the life of the new agreement beginning in 2026.
Our total revenue per available seat mile (TRASM) was 18.25 cents in 2025, a 1.4% decrease as compared to 18.51 cents in 2024.
Fuel
In 2025, aircraft fuel expense totaled $10.7 billion, a decrease of $700 million, or 6.1%, as compared to 2024. This decrease was primarily driven by an 8.2% decrease in the average price per gallon of aircraft fuel including related taxes to $2.39 in 2025 from $2.60 in 2024, offset in part by a 2.2% increase in gallons of fuel consumed due to increased capacity.
As of December 31, 2025, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity.”
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel. Additionally, we continue to focus on initiatives to reengineer our business through the use of digital solutions, process enhancements and procurement transformation and we intend to continue to invest in reengineering our business through 2026 and beyond to build an even more efficient airline and continue to manage costs while delivering a better experience for our customers and team.
Our 2025 CASM was 17.76 cents, an increase of 0.8%, from 17.61 cents in 2024. This increase in CASM was primarily driven by higher costs for salaries, wages and benefits, regional expenses and other operating expenses, offset in part by lower aircraft fuel costs as well as a decrease in mainline operating special items, net.
Our 2025 CASM excluding net special items and fuel was 14.12 cents, an increase of 4.6%, from 13.50 cents in 2024, which was primarily driven by higher costs for salaries, wages and benefits, regional expenses and other operating expenses.

For a reconciliation of total operating CASM to total operating CASM excluding net special items and fuel, see Part II, Item 6. Selected Consolidated Financial Data – “Reconciliation of GAAP to Non-GAAP Financial Measures.”
Liquidity
As of December 31, 2025, we had $9.2 billion in total available liquidity, consisting of $5.8 billion in unrestricted cash and short-term investments and $3.4 billion in total undrawn capacity under revolving credit and other facilities.
During 2025, we completed the following financing transactions (see Notes 1, 4 and 11 to AAG’s Consolidated Financial Statements in Part II, Item 8A for further information):
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
•increased the aggregate revolving commitments under the 2013, 2014 and 2023 Revolving Facilities from approximately $2.9 billion to $3.0 billion;
•received $432 million of gross proceeds pursuant to special facility revenue bonds issued by the Tulsa Municipal Airport Trust (TMAT), of which a portion was used to fund the redemption of other bonds related to TMAT and the remaining amount will be used to finance the cost of improvements at American’s overhaul and maintenance base at Tulsa International Airport;
•prepaid in full $937 million of the outstanding principal amounts of the 10.75% senior secured IP notes (the IP Notes) and the 10.75% senior secured LGA/DCA notes (LGA/DCA Notes and together with the IP Notes, the 10.75% Senior Secured Notes);
•borrowed $629 million under a senior unsecured short-term term loan facility due in January 2026;
•received approximately $978 million in proceeds from EETCs;
•received $840 million in net proceeds from fuel financing transactions; and
•issued $1.2 billion of equipment loans and other notes payable in connection with the financing of certain aircraft.
American Eagle Flight 5342
On January 29, 2025, American Eagle flight 5342 was involved in a fatal accident in Washington, D.C. The Bombardier CRJ700 aircraft operated by PSA was en route to Washington, D.C. from Wichita, Kansas when it was involved in a midair collision near Ronald Reagan Washington National Airport. We estimate that the accident reduced first quarter 2025 total operating revenues by approximately $200 million, of which the impacted revenue is not covered by insurance. Beginning on September 24, 2025, multiple wrongful death and survival actions have been filed against the U.S. Government, PSA and American seeking unspecified damages, and we expect that additional lawsuits will be filed. While we cannot predict the outcome of these lawsuits, American has industry standard insurance coverage for this incident and we believe these lawsuits are without merit and are defending against them vigorously.

AAG’s Results of Operations
For a comparison of the 2024 to 2023 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “AAG’s Results of Operations” of our 2024 Form 10-K.
Operating Statistics
The table below sets forth selected operating data for the years ended December 31, 2025 and 2024.

	Year Ended December 31,		Increase (Decrease)
	2025	2024
Revenue passenger miles (millions) (a)	250,294	248,795	0.6%
Available seat miles (millions) (b)	299,411	292,948	2.2%
Passenger load factor (percent) (c)	83.6	84.9	(1.3)pts
Yield (cents) (d)	19.83	19.93	(0.5)%
Passenger revenue per available seat mile (cents) (e)	16.58	16.93	(2.0)%
Total revenue per available seat mile (cents) (f)	18.25	18.51	(1.4)%
Fuel consumption (gallons in millions)	4,488	4,391	2.2%
Average aircraft fuel price including related taxes (dollars per gallon)	2.39	2.60	(8.2)%
Total operating cost per available seat mile (cents) (g)	17.76	17.61	0.8%
Aircraft at end of period (h)	1,580	1,562	1.2%
Full-time equivalent employees at end of period	139,100	133,300	4.4%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excluded from the aircraft count above as of December 31, 2025 are three Airbus A321XLR mainline aircraft and four Bombardier CRJ900 regional aircraft held in temporary storage.
Operating Revenues

	Year Ended December 31,		Increase	Percent Increase
	2025	2024
	(In millions, except percentage changes)
Passenger	$49,643	$49,586	$57	0.1
Cargo	839	804	35	4.3
Other	4,151	3,821	330	8.7
Total operating revenues	$54,633	$54,211	$422	0.8

This table presents our passenger revenue and the year-over-year change in certain operating statistics:

		Increase (Decrease) vs. Year Ended December 31, 2024
	Year Ended December 31, 2025	Passenger Revenue	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$49,643	0.1%	0.6%	2.2%	(1.3)pts	(0.5)%	(2.0)%
Passenger revenue remained relatively flat in 2025 as compared to 2024. Our passenger revenue in 2025 was impacted by the American Eagle flight 5342 accident and softness in domestic demand for air travel in the first half of the year, offset by strength in international travel, particularly in the Atlantic and Pacific regions, and recovery in domestic travel in the second half of the year despite the negative revenue impact from the temporary shutdown of the U.S. Government in the fourth quarter of 2025.
Other operating revenue increased $330 million, or 8.7%, in 2025 from 2024 driven primarily by higher revenue associated with our loyalty program. During 2025 and 2024, cash payments from co-branded credit card and other partners were $6.2 billion and $6.1 billion, respectively. Cash remuneration in 2024 included a one-time cash payment related to the new co-branded credit card agreement announced in December 2024. This one-time cash payment will be amortized over the life of the new agreement beginning in 2026.
Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$10,718	$11,418	$(700)	(6.1)
Salaries, wages and benefits	17,566	16,021	1,545	9.6
Regional expenses	5,448	5,042	406	8.1
Maintenance, materials and repairs	3,844	3,794	50	1.3
Other rent and landing fees	3,476	3,303	173	5.2
Aircraft rent	1,220	1,242	(22)	(1.8)
Selling expenses	1,997	1,812	185	10.2
Depreciation and amortization	1,890	1,926	(36)	(1.9)
Mainline operating special items, net	159	610	(451)	(73.9)
Other	6,848	6,429	419	6.5
Total operating expenses	$53,166	$51,597	$1,569	3.0
Aircraft fuel and related taxes decreased $700 million, or 6.1%, in 2025 from 2024 primarily due to an 8.2% decrease in the average price per gallon of aircraft fuel including related taxes to $2.39 in 2025 from $2.60 in 2024, offset in part by a 2.2% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $1.5 billion, or 9.6%, in 2025 from 2024 primarily due to contractual wage rate increases and higher costs for benefit-related items associated with newly ratified and extended labor agreements reached in 2024, as well as annual contractual wage rate increases in our other labor agreements.
Regional expenses increased $406 million, or 8.1%, in 2025 from 2024 primarily due to an increase in regional flight operations as regional capacity, as measured by ASMs, increased 10.3% year over year. Higher maintenance, materials and repair costs driven by an increase in the volume of airframe heavy checks and cost of materials also contributed to the increase in regional expenses.
Maintenance, materials and repairs increased $50 million, or 1.3%, in 2025 from 2024 primarily due to increased costs for airframe heavy checks and component part repairs driven by higher volume, offset in part by a decrease in the volume of engine overhauls.
Other rent and landing fees increased $173 million, or 5.2%, in 2025 from 2024 primarily due to rate increases at certain airports, offset in part by a decrease in leased engines.

Selling expenses increased $185 million, or 10.2%, in 2025 from 2024 primarily due to an increase in commissions expense, driven by higher costs resulting from renegotiated agency contracts, as well as an increase in advertising expenses. Higher credit card fees driven by higher rates also contributed to the increase in selling expenses.
Other operating expenses increased $419 million, or 6.5%, in 2025 from 2024 primarily driven by increased costs for crew travel, onboard food and catering, ground and cargo handling, and airport lounge operations, as well as certain general and administrative expenses.
Operating Special Items, Net

	Year Ended December 31,
	2025	2024
	(In millions)
Litigation reserve adjustments	$77	$—
Labor contract expenses (1)	31	605
Severance expenses	44	13
A330 fleet-related adjustments (2)	—	(42)
Other operating special items, net	7	34
Mainline operating special items, net	159	610
Regional operating special items, net (3)	3	33
Operating special items, net	$162	$643

(1)Labor contract expenses for 2025 included a one-time charge resulting from adjustments to vacation accruals due to pay rate increases effective January 1, 2025, following the ratification of the contract extension in the fourth quarter of 2024 with our mainline maintenance and fleet service team members.
Labor contract expenses for 2024 included one-time charges resulting from the ratifications of new CBAs with our mainline flight attendants and passenger service team members, including one-time payments and adjustments to vacation accruals resulting from pay rate increases.
(2)In 2024, we entered into a sales agreement for certain Airbus A330 aircraft, resulting in a $42 million gain. These aircraft were previously retired in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
(3)Regional operating special items, net for 2024 included a $33 million non-cash write down of regional aircraft resulting from the decision to permanently park 43 Embraer ERJ145 aircraft.
Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Interest income	$357	$468	$(111)	(23.7)
Interest expense, net	(1,716)	(1,934)	218	(11.2)
Other income, net	82	6	76	nm (1)
Total nonoperating expense, net	$(1,277)	$(1,460)	$183	(12.5)

(1)Not meaningful or greater than 100% change.
Interest income decreased $111 million, or 23.7%, in 2025 compared to 2024 primarily due to lower interest rates and a decrease in the average balance of our short-term investments, resulting in reduced returns. Interest expense, net decreased $218 million, or 11.2%, in 2025 compared to 2024 primarily due to lower interest rates on our variable-rate debt instruments and lower outstanding debt in 2025, as we continue our efforts to strengthen the balance sheet.
In 2025, other nonoperating income, net included $57 million of non-service related pension and other postretirement benefit plan income, $51 million of net earnings related to our equity investments accounted for under the equity method and $40 million of mark-to-market net unrealized gains associated with certain equity investments recognized as net special items. These amounts were offset in part by $40 million of net special charges related to debt refinancings and extinguishments and other costs, as well as $15 million of foreign currency losses.
In 2024, other nonoperating income, net included $113 million of non-service related pension and other postretirement benefit plan income, offset in part by $48 million of foreign currency losses, $24 million of net special charges primarily for debt refinancings and extinguishments and mark-to-market net unrealized losses associated with certain equity investments and $24 million of net losses related to our equity investments accounted for under the equity method.
Income Taxes
In 2025, we recorded an income tax provision of $79 million with an effective rate of approximately 41.2%, which was substantially non-cash. Substantially all of our income before income taxes is attributable to the United States. At December 31, 2025, we had approximately $11.9 billion of gross federal NOLs and $6.0 billion of other carryforwards available to reduce future federal taxable income, of which $1.6 billion will expire beginning in 2033 if unused and $16.3 billion can be carried forward indefinitely. We also had approximately $5.0 billion of NOL carryforwards to reduce future state taxable income at December 31, 2025, which will expire in taxable years 2025 through 2045 if unused.
In 2024, we recorded an income tax provision of $308 million at an effective rate of approximately 26.7%, which was substantially non-cash.
See Note 6 to AAG’s Consolidated Financial Statements in Part II, Item 8A for additional information on income taxes.
American’s Results of Operations
For a comparison of the 2024 to 2023 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “American’s Results of Operations” of American’s 2024 Form 10-K.
Operating Revenues

	Year Ended December 31,		Increase	Percent Increase
	2025	2024
	(In millions, except percentage changes)
Passenger	$49,643	$49,586	$57	0.1
Cargo	839	804	35	4.3
Other	4,144	3,814	330	8.7
Total operating revenues	$54,626	$54,204	$422	0.8
Passenger revenue remained relatively flat in 2025 as compared to 2024. American’s passenger revenue in 2025 was impacted by the American Eagle flight 5342 accident and softness in domestic demand for air travel in the first half of the year, offset by strength in international travel, particularly in the Atlantic and Pacific regions, and recovery in domestic travel in the second half of the year despite the negative revenue impact from the temporary shutdown of the U.S. Government in the fourth quarter of 2025.
Other operating revenue increased $330 million, or 8.7%, in 2025 from 2024 driven primarily by higher revenue associated with American’s loyalty program. During 2025 and 2024, cash payments from co-branded credit card and other partners were $6.2 billion and $6.1 billion, respectively. Cash remuneration in 2024 included a one-time cash payment related to the new co-branded credit card agreement announced in December 2024. This one-time cash payment will be amortized over the life of the new agreement beginning in 2026.

Operating Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$10,718	$11,418	$(700)	(6.1)
Salaries, wages and benefits	17,556	16,012	1,544	9.6
Regional expenses	5,406	5,009	397	7.9
Maintenance, materials and repairs	3,844	3,794	50	1.3
Other rent and landing fees	3,476	3,303	173	5.2
Aircraft rent	1,220	1,242	(22)	(1.8)
Selling expenses	1,997	1,812	185	10.2
Depreciation and amortization	1,884	1,919	(35)	(1.8)
Mainline operating special items, net	159	610	(451)	(73.9)
Other	6,855	6,431	424	6.6
Total operating expenses	$53,115	$51,550	$1,565	3.0
Aircraft fuel and related taxes decreased $700 million, or 6.1%, in 2025 from 2024 primarily due to an 8.2% decrease in the average price per gallon of aircraft fuel including related taxes to $2.39 in 2025 from $2.60 in 2024, offset in part by a 2.2% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $1.5 billion, or 9.6%, in 2025 from 2024 primarily due to contractual wage rate increases and higher costs for benefit-related items associated with newly ratified and extended labor agreements reached in 2024, as well as annual contractual wage rate increases in American’s other labor agreements.
Regional expenses increased $397 million, or 7.9%, in 2025 from 2024 primarily due to an increase in regional flight operations and costs at American’s regional carriers.
Maintenance, materials and repairs increased $50 million, or 1.3%, in 2025 from 2024 primarily due to increased costs for airframe heavy checks and component part repairs driven by higher volume, offset in part by a decrease in the volume of engine overhauls.
Other rent and landing fees increased $173 million, or 5.2%, in 2025 from 2024 primarily due to rate increases at certain airports, offset in part by a decrease in leased engines.
Selling expenses increased $185 million, or 10.2%, in 2025 from 2024 primarily due to an increase in commissions expense, driven by higher costs resulting from renegotiated agency contracts, as well as an increase in advertising expenses. Higher credit card fees driven by higher rates also contributed to the increase in selling expenses.
Other operating expenses increased $424 million, or 6.6%, in 2025 from 2024 primarily driven by increased costs for crew travel, onboard food and catering, ground and cargo handling, and airport lounge operations, as well as certain general and administrative expenses.

Operating Special Items, Net

	Year Ended December 31,
	2025	2024
	(In millions)
Litigation reserve adjustments	$77	$—
Labor contract expenses (1)	31	605
Severance expenses	44	13
A330 fleet-related adjustments (2)	—	(42)
Other operating special items, net	7	34
Mainline operating special items, net	159	610
Regional operating special items, net (3)	3	33
Operating special items, net	$162	$643

(1)Labor contract expenses for 2025 included a one-time charge resulting from adjustments to vacation accruals due to pay rate increases effective January 1, 2025, following the ratification of the contract extension in the fourth quarter of 2024 with American’s mainline maintenance and fleet service team members.
Labor contract expenses for 2024 included one-time charges resulting from the ratifications of new CBAs with American’s mainline flight attendants and passenger service team members, including one-time payments and adjustments to vacation accruals resulting from pay rate increases.
(2)In 2024, American entered into a sales agreement for certain Airbus A330 aircraft, resulting in a $42 million gain. These aircraft were previously retired in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
(3)Regional operating special items, net for 2024 included a $33 million non-cash write down of regional aircraft resulting from the decision to permanently park 43 Embraer ERJ145 aircraft.
Nonoperating Results

	Year Ended December 31,		Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
	(In millions, except percentage changes)
Interest income	$949	$1,058	$(109)	(10.3)
Interest expense, net	(1,780)	(2,029)	249	(12.3)
Other income, net	81	5	76	nm
Total nonoperating expense, net	$(750)	$(966)	$216	(22.3)
Interest income decreased $109 million, or 10.3%, in 2025 compared to 2024 primarily due to lower interest rates and a decrease in the average balance of American’s short-term investments, resulting in reduced returns. Interest expense, net decreased $249 million, or 12.3%, in 2025 compared to 2024 primarily due to lower interest rates on American’s variable-rate debt instruments and lower outstanding debt in 2025, as American continues its efforts to strengthen the balance sheet.
In 2025, other nonoperating income, net included $56 million of non-service related pension and other postretirement benefit plan income, $51 million of net earnings related to American’s equity investments accounted for under the equity method and $40 million of mark-to-market net unrealized gains associated with certain equity investments recognized as net special items. These amounts were offset in part by $40 million of net special charges related to debt refinancings and extinguishments and other costs, as well as $15 million of foreign currency losses.
In 2024, other nonoperating income, net included $113 million of non-service related pension and other postretirement benefit plan income, offset in part by $47 million of foreign currency losses, $24 million of net special charges primarily for debt refinancings and extinguishments and mark-to-market net unrealized losses associated with certain equity investments and $24 million of net losses related to American’s equity investments accounted for under the equity method.

Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In 2025, American recorded an income tax provision of $197 million with an effective rate of approximately 25.9%, which was substantially non-cash. Substantially all of American’s income before income taxes is attributable to the United States. At December 31, 2025, American had approximately $11.7 billion of gross federal NOLs and $3.8 billion of other carryforwards available to reduce future federal taxable income, of which $1.8 billion will expire beginning in 2033 if unused and $13.7 billion can be carried forward indefinitely. American also had approximately $4.7 billion of NOL carryforwards to reduce future state taxable income at December 31, 2025, which will expire in taxable years 2025 through 2045 if unused.
In 2024, American recorded an income tax provision of $426 million at an effective rate of approximately 25.2%, which was substantially non-cash.
See Note 5 to American’s Consolidated Financial Statements in Part II, Item 8B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
At December 31, 2025, AAG had $9.2 billion in total available liquidity and $735 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	December 31,		December 31,
	2025	2024	2025	2024
Cash	$954	$804	$936	$795
Short-term investments	4,882	6,180	4,880	6,177
Undrawn facilities	3,397	3,289	3,397	3,289
Total available liquidity	$9,233	$10,273	$9,213	$10,261
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

Sources and Uses of Cash
For a comparison of the 2024 and 2023 reporting periods, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Sources and Uses of Cash” of our 2024 Form 10-K.
AAG
Operating Activities
Our net cash provided by operating activities was $3.1 billion and $4.0 billion in 2025 and 2024, respectively, an $884 million year-over-year decrease driven by lower profitability and net changes in working capital.
Investing Activities
Our net cash used in investing activities was $1.9 billion and $968 million in 2025 and 2024, respectively.
Our principal investing activities in 2025 included $3.8 billion of capital expenditures, which primarily related to the purchase of 23 Boeing 737 MAX aircraft, 12 Embraer E175 aircraft, eight Bombardier CRJ900 aircraft, six Boeing 787-9 aircraft, five Airbus A321XLR aircraft, two Boeing 737-800 aircraft lease repurchases, one Airbus A321neo aircraft, one Airbus A320 aircraft lease repurchase and eight aircraft engines. These cash outflows were offset in part by $1.3 billion in net sales of short-term investments and $344 million in proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at LAX and sale of certain of our A330 aircraft. Additionally, we had $328 million in net proceeds from the issuance of the TMAT special facility revenue bonds.
Our principal investing activities in 2024 included $2.7 billion of capital expenditures, which primarily related to the purchase of 16 Embraer E175 aircraft, six Boeing 737 MAX aircraft, four Airbus A321neo aircraft, four Boeing 737-800 aircraft lease repurchases, two Bombardier CRJ900 aircraft, one Airbus A320 aircraft lease repurchase, 48 aircraft engines and aircraft purchase deposits. These cash outflows were offset in part by $819 million in net sales of short-term investments and $654 million of proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at LAX.
Financing Activities
Our net cash used in financing activities was $1.1 billion and $2.8 billion in 2025 and 2024, respectively.
Our principal financing activities in 2025 included $5.5 billion in long-term debt and finance lease repayments, consisting of $4.1 billion in scheduled repayments, including the $1.0 billion cash settlement of AAG’s 6.50% convertible senior notes. Debt and finance lease repayments also included the early repayments of $937 million for the outstanding principal amounts of the 10.75% Senior Secured Notes and $487 million for the outstanding principal amount of equipment notes issued under EETCs. These cash outflows were offset in part by $3.8 billion of proceeds from issuance of long-term debt, consisting of $1.2 billion from the issuance of equipment loans and other notes payable, $978 million from the issuance of EETCs in connection with the financing of certain aircraft, $1.0 billion from the issuance of the 2025 AAdvantage Term Loan Facility and $629 million under a senior unsecured short-term term loan facility due January 2026. Additionally, we had $840 million in net proceeds from fuel financing transactions.
Our principal financing activities in 2024 included $4.5 billion in long-term debt and finance lease repayments, consisting of $3.7 billion in scheduled repayments and the early repayments of $487 million of the outstanding principal amount of the 3.75% Senior Notes and $263 million toward portions of the outstanding principal amounts of the 10.75% Senior Secured Notes. These cash outflows were offset in part by $1.7 billion of proceeds from issuance of long-term debt, consisting of $990 million from the issuance of equipment loans and other notes payable and $684 million from the issuance of EETCs in connection with the financing of certain aircraft that had previously been delivered.
American
Operating Activities
American’s net cash provided by operating activities was $1.9 billion and $3.4 billion in 2025 and 2024, respectively, a $1.5 billion year-over-year decrease driven by a net increase in receivables from related parties, including the scheduled repayment of AAG’s $1.0 billion 6.50% convertible senior notes. Excluding this net increase in receivables from related parties, American’s operating cash flows decreased $877 million compared to 2024 due to lower profitability and net changes in working capital.

Investing Activities
American’s net cash used in investing activities was $1.8 billion and $909 million in 2025 and 2024, respectively.
American’s principal investing activities in 2025 included $3.7 billion of capital expenditures, which primarily related to the purchase of 23 Boeing 737 MAX aircraft, 12 Embraer E175 aircraft, eight Bombardier CRJ900 aircraft, six Boeing 787-9 aircraft, five Airbus A321XLR aircraft, two Boeing 737-800 aircraft lease repurchases, one Airbus A321neo aircraft, one Airbus A320 aircraft lease repurchase and eight aircraft engines. These cash outflows were offset in part by $1.3 billion in net sales of short-term investments and $343 million in proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at LAX and sale of certain of American’s A330 aircraft. Additionally, American had $328 million in net proceeds from the issuance of the TMAT special facility revenue bonds.
American’s principal investing activities in 2024 included $2.6 billion of capital expenditures, which primarily related to the purchase of 16 Embraer E175 aircraft, six Boeing 737 MAX aircraft, four Airbus A321neo aircraft, four Boeing 737-800 aircraft lease repurchases, two Bombardier CRJ900 aircraft, one Airbus A320 aircraft lease repurchase, 48 aircraft engines and aircraft purchase deposits. These cash outflows were offset in part by $819 million in net sales of short-term investments and $654 million of proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at LAX.
Financing Activities
American’s net cash used in financing activities was $47 million and $2.3 billion in 2025 and 2024, respectively.
American’s principal financing activities in 2025 included $4.5 billion in long-term debt and finance lease repayments, consisting of $3.1 billion in scheduled repayments and the early repayments of $937 million for the outstanding principal amounts of the 10.75% Senior Secured Notes and $487 million for the outstanding principal amount of equipment notes issued under EETCs. These cash outflows were offset in part by $3.8 billion of proceeds from issuance of long-term debt, consisting of $1.2 billion from the issuance of equipment loans and other notes payable, $978 million from the issuance of EETCs in connection with the financing of certain aircraft, $1.0 billion from the issuance of the 2025 AAdvantage Term Loan Facility and $629 million under a senior unsecured short-term term loan facility due January 2026. Additionally, American had $840 million in net proceeds from fuel financing transactions.
American’s principal financing activities in 2024 included $4.0 billion in long-term debt and finance lease repayments, consisting of $3.7 billion in scheduled repayments and the early repayment of $263 million toward portions of the outstanding principal amounts of the 10.75% Senior Secured Notes. These cash outflows were offset in part by $1.7 billion of proceeds from issuance of long-term debt, consisting of $990 million from the issuance of equipment loans and other notes payable and $684 million from the issuance of EETCs in connection with the financing of certain aircraft that had previously been delivered.
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
Pass-Through Trusts
American currently has 280 owned aircraft and 60 owned spare aircraft engines, which in each case were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment or to permit issuance of debt backed by existing flight equipment. In the case of aircraft EETCs, rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. Similarly, in the case of spare engine EETCs, the trusts allow American to use its existing pool of spare engines to raise financing under a single facility. The trusts have also been structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covers a set number of aircraft or spare engines scheduled to be delivered, financed or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft or spare engine financing, the relevant trust used the proceeds from the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft or engines. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or spare engines. The equipment notes are secured by a security interest in the aircraft or engines, as applicable. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2025, $6.9 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
Letters of Credit and Other
We provide financial assurance, such as letters of credit and surety bonds, primarily to support projected workers’ compensation obligations and airport commitments. As of December 31, 2025, we had $412 million of letters of credit and surety bonds securing various obligations, of which $97 million is collateralized with our restricted cash. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2037.

Contractual Obligations
The following table provides details of our estimated material cash requirements from contractual obligations as of December 31, 2025 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time and is subject to other conventions as set forth in the applicable accompanying footnotes.

	Payments Due by Period
	2026	2027	2028	2029	2030	2031 and Thereafter	Total
American (a)
Long-term debt:
Principal amount (b), (d) (See Note 3)	$3,641	$4,455	$7,324	$4,045	$730	$4,653	$24,848
Interest obligations (c), (d)	1,267	1,039	739	420	276	770	4,511
Finance lease obligations (See Note 4)	161	152	110	102	100	310	935
Aircraft and engine purchase commitments (e) (See Note 10(a))	2,931	2,468	4,021	4,921	3,151	6,696	24,188
Operating lease commitments (See Note 4)	1,487	1,358	1,238	1,131	948	2,987	9,149
Regional capacity purchase agreements (f) (See Note 10(b))	1,159	1,156	1,082	900	457	399	5,153
Minimum pension obligations (g) (See Note 8)	236	89	21	—	—	—	346
Retiree medical and other postretirement benefits (g) (See Note 8)	111	113	116	115	112	588	1,155
Other purchase obligations (h) (See Note 10(a))	4,112	1,803	1,557	493	615	3,724	12,304
Total American Contractual Obligations	15,105	12,633	16,208	12,127	6,389	20,127	82,589

AAG Parent and Other AAG Subsidiaries (a)
Long-term debt:
Principal amount (b) (See Note 4)	—	—	—	—	1,757	1,989	3,746
Interest obligations (c)	172	197	201	208	171	49	998
Finance lease obligations (See Note 5)	3	—	—	—	—	—	3
Operating lease commitments (See Note 5)	14	9	8	7	6	35	79
Minimum pension obligations (g) (See Note 9)	2	1	1	1	1	1	7
Other purchase obligations (See Note 11(a))	14	12	5	2	—	—	33
Total AAG Contractual Obligations	$15,310	$12,852	$16,423	$12,345	$8,324	$22,201	$87,455

(a)For additional information, see the Notes to AAG’s and American’s Consolidated Financial Statements in Part II, Items 8A and 8B, respectively, referenced in the table above.
(b)Amounts represent contractual amounts due. Excludes $313 million and $1 million of unamortized debt discount, premium and issuance costs as of December 31, 2025 for American and AAG Parent, respectively.
(c)For variable-rate debt, future interest obligations are estimated using the current forward rates at December 31, 2025.
(d)Includes $6.9 billion of future principal payments and $1.0 billion of future interest payments as of December 31, 2025, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
(e)See Part I, Item 2. Properties – “Aircraft and Engine Purchase Commitments” for additional information about the firm commitments for the acquisition of aircraft and engines, including the anticipated aircraft delivery schedule. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our most current estimate based on contractual delivery schedules adjusted for updates and revisions to such schedules communicated to management by the applicable equipment manufacturer and certain management assumptions. However, the actual delivery schedule may differ, potentially materially, based on various potential factors including production delays by the equipment manufacturers and regulatory concerns.

(f)These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially.
(g)Represents minimum pension contributions and expected contributions to our retiree medical and other post-retirement plans based on actuarially determined estimates as of December 31, 2025 and is based on estimated payments through 2035. In January 2026, we made required contributions of $236 million and a supplemental contribution of $50 million to our defined benefit pension plans.
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
Passenger Revenue
We recognize all revenues generated from transportation on American and our regional flights operated under the brand name American Eagle, including associated baggage fees and other inflight services, as passenger revenue when transportation is provided. Ticket and other related sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on our consolidated balance sheets. The air traffic liability principally represents tickets sold for future travel on American, American Eagle and partner airlines.
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
Loyalty Revenue
We currently operate the loyalty program, AAdvantage. This program awards mileage credits to passengers who fly on American, American Eagle, any oneworld airline or other partner airlines, or by using the services of other program participants, such as our co-branded credit cards, and certain hotels and car rental companies. Mileage credits can be redeemed for travel on American, American Eagle and other participating partner airlines, as well as for other non-air travel awards such as car rentals, hotel stays, cruises and retail goods from program partners. For mileage credits earned by AAdvantage program members, we apply the deferred revenue method.
Mileage credits earned through travel
For mileage credits earned through travel, we apply a relative selling price approach whereby the total amount collected from each passenger ticket sale is allocated between the air transportation and the mileage credits earned. The portion of each passenger ticket sale attributable to mileage credits earned is initially deferred and then recognized in passenger revenue when mileage credits are redeemed and transportation is provided. The estimated selling price of mileage credits is determined using an equivalent ticket value approach, which uses historical data, including award redemption patterns by geographic region and class of service, as well as similar cash fares as those used to settle award redemptions. The estimated selling price of mileage credits is adjusted for an estimate of mileage credits that will not be redeemed using a statistical model based on historical redemption patterns to develop an estimate of the likelihood of future redemption. For the year ended December 31, 2025, a hypothetical 10% increase in the estimated selling price of mileage credits would have decreased revenues by approximately $155 million primarily as a result of additional amounts deferred from passenger ticket sales to be recognized in future periods.

Mileage credits sold to co-branded credit card and other partners
We sell mileage credits to participating airline partners and non-airline business partners, including our co-branded credit card partner, under contracts with remaining terms generally from one to 10 years as of December 31, 2025. Consideration received from the sale of mileage credits is predominantly variable and payment terms typically are within 30 days subsequent to the month of mileage sale. Sales of mileage credits to co-branded credit card and non-airline business partners are comprised of two revenue elements: a transportation component and a marketing component. We allocate the consideration received from these sales of mileage credits based on the relative selling price of each product or service delivered.
Our most significant mileage credit partner agreement is our co-branded credit card agreement with Citi. In December 2024, we announced a 10-year agreement with Citi and Citi became the exclusive issuer of the AAdvantage co-branded credit card portfolio in the U.S. starting in 2026.
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
For the portion of our outstanding mileage credits that we estimate will not be redeemed, we recognize the associated value proportionally as the remaining mileage credits are redeemed. Our estimates use a statistical model based on historical redemption patterns to develop an estimate of the likelihood of future redemption. For the year ended December 31, 2025, a hypothetical 10% increase in our estimate of mileage credits not expected to be redeemed would have increased revenues by approximately $140 million.
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
As of December 31, 2025, our weighted average discount rate assumptions were 5.5% and 5.3% for our pension and retiree medical and other postretirement benefits obligations, respectively. When establishing the discount rate to measure our obligations, we match high quality corporate bonds available in the marketplace whose cash flows approximate our projected benefit disbursements. Lowering the discount rate by 50 basis points as of December 31, 2025 would increase our pension and retiree medical and other postretirement benefits obligations by approximately $635 million and $40 million, respectively, and decrease estimated 2026 pension and retiree medical and other postretirement benefits expense by approximately $10 million and $1 million, respectively.
As of January 1, 2026, our expected rate of return on plan assets is 7.3%. The expected rate of return on plan assets is based upon an evaluation of our historical trends and experience, taking into account current and expected market conditions and our target asset allocation of 45% U.S. fixed income securities, 18% U.S. stocks, 25% private investments, 9% international developed market stocks and 3% emerging market stocks. The expected rate of return on plan assets component of our net periodic benefit cost is calculated based on the fair value of plan assets and our target asset allocation. Lowering the expected long-term rate of return on plan assets by 50 basis points would increase estimated 2026 pension expense by approximately $60 million.

Annually, we review and revise certain economic and demographic assumptions including the pension and retiree medical and other postretirement benefits discount rates, health care costs and certain other retirement assumptions. The net effect of changing these assumptions for the pension plans resulted in an increase of $238 million in the projected benefit obligation at December 31, 2025. The net effect of changing these assumptions for retiree medical and other postretirement benefits plans resulted in a decrease of $10 million in the accumulated postretirement benefit obligation at December 31, 2025.
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
Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2024-03: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) Disaggregation of Income Statement Expenses
This standard enhances transparency in reporting by requiring disaggregation of certain costs and expenses in the notes to financial statements. This update is effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating how the adoption of this standard may impact our disclosures.
ASU 2025-06: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software
This standard modernizes the accounting for costs related to internal-use software by removing references to project stages and by clarifying the thresholds entities apply to begin capitalizing costs. The amendments in this update are effective for interim and annual periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating how the adoption of this standard may impact our consolidated financial statements.
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
Aircraft Fuel
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Because of the amount of fuel needed to operate our business, even a relatively small increase or decrease in the price of aircraft fuel can have a material effect on our operating results and liquidity. Market prices for aircraft fuel have fluctuated substantially over the past several years and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $1.83 per gallon to a high of approximately $3.82 per gallon during the period from January 1, 2023 to December 31, 2025.

As of December 31, 2025, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2026 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2026 annual fuel expense by approximately $50 million.
Foreign Currency
We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated transactions. Our largest exposure comes from the Euro, Canadian dollar, British pound sterling and various Latin American currencies (primarily the Brazilian real). We do not currently have a foreign currency hedge program. We estimate a uniform 10% strengthening in the value of the U.S. dollar from 2025 levels relative to each of the currencies in which we have foreign currency exposure would have resulted in a decrease in pre-tax income of approximately $140 million for the year ended December 31, 2025.
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
Our largest exposure with respect to variable-rate debt comes from changes in the relevant benchmark rate underlying such debt financings, principally the Secured Overnight Financing Rate (SOFR). Variable-rate debt instruments represented 47% of our total long-term debt as of December 31, 2025. We currently do not have an interest rate hedge program to hedge our exposure to floating interest rates on our variable-rate debt obligations. If annual interest rates increase 100 basis points, based on our December 31, 2025 variable-rate debt and short-term investments balances, annual interest expense on variable-rate debt would increase by approximately $130 million and annual interest income on short-term investments would increase by approximately $60 million. Additionally, the fair value of fixed-rate debt would have decreased by approximately $410 million for AAG and $320 million for American.

ITEM 8A. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES GROUP INC.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
American Airlines Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Airlines Group Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ deficit for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over the realizability of tax net operating loss and other carryforwards
As discussed in Notes 1(i) and 6 to the consolidated financial statements, the Company had $4.1 billion of tax net operating loss and other carryforwards, which are recorded as deferred tax assets at December 31, 2025. Deferred tax assets are recognized related to tax net operating loss and other carryforwards that will reduce future taxable income. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. In evaluating the need for a valuation allowance, management considers the weighting of all available positive and negative evidence.
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
Dallas, Texas
February 18, 2026

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Operating revenues:
Passenger	$49,643	$49,586	$48,512
Cargo	839	804	812
Other	4,151	3,821	3,464
Total operating revenues	54,633	54,211	52,788
Operating expenses:
Aircraft fuel and related taxes	10,718	11,418	12,257
Salaries, wages and benefits	17,566	16,021	14,580
Regional expenses	5,448	5,042	4,643
Maintenance, materials and repairs	3,844	3,794	3,265
Other rent and landing fees	3,476	3,303	2,928
Aircraft rent	1,220	1,242	1,369
Selling expenses	1,997	1,812	1,799
Depreciation and amortization	1,890	1,926	1,936
Special items, net	159	610	971
Other	6,848	6,429	6,006
Total operating expenses	53,166	51,597	49,754
Operating income	1,467	2,614	3,034
Nonoperating income (expense):
Interest income	357	468	591
Interest expense, net	(1,716)	(1,934)	(2,145)
Other income (expense), net	82	6	(359)
Total nonoperating expense, net	(1,277)	(1,460)	(1,913)
Income before income taxes	190	1,154	1,121
Income tax provision	79	308	299
Net income	$111	$846	$822

Earnings per common share:
Basic	$0.17	$1.29	$1.26
Diluted	$0.17	$1.24	$1.21
Weighted average shares outstanding (in thousands):
Basic	659,964	656,996	653,612
Diluted	661,052	721,300	719,669
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$111	$846	$822
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	176	327	(312)
Investments	—	2	3
Total other comprehensive income (loss), net of tax	176	329	(309)
Total comprehensive income	$287	$1,175	$513
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	December 31,
	2025	2024
ASSETS
Current assets
Cash	$954	$804
Short-term investments	4,882	6,180
Restricted cash and short-term investments	735	732
Accounts receivable, net	2,075	2,006
Aircraft fuel, spare parts and supplies, net	2,792	2,638
Prepaid expenses and other	767	794
Total current assets	12,205	13,154
Operating property and equipment
Flight equipment	46,597	43,521
Ground property and equipment	10,479	10,202
Equipment purchase deposits	656	1,012
Total property and equipment, at cost	57,732	54,735
Less accumulated depreciation and amortization	(25,192)	(23,608)
Total property and equipment, net	32,540	31,127
Operating lease right-of-use assets	7,091	7,333
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $848 and $841, respectively	2,066	2,044
Deferred tax asset	2,368	2,485
Other assets	1,413	1,549
Total other assets	9,938	10,169
Total assets	$61,774	$61,783
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$3,753	$5,322
Accounts payable	2,840	2,455
Accrued salaries and wages	2,128	2,150
Air traffic liability	7,158	6,759
Loyalty program liability	3,725	3,556
Operating lease liabilities	1,058	1,092
Fuel financing	914	74
Other accrued liabilities	2,916	2,887
Total current liabilities	24,492	24,295
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	25,254	25,154
Pension and postretirement benefits	1,568	2,128
Loyalty program liability	6,839	6,498
Operating lease liabilities	5,905	5,976
Other liabilities	1,443	1,709
Total noncurrent liabilities	41,009	41,465
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 660,301,080 shares issued and outstanding at December 31, 2025; 657,566,166 shares issued and outstanding at December 31, 2024	7	7
Additional paid-in capital	7,387	7,424
Accumulated other comprehensive loss	(4,389)	(4,565)
Retained deficit	(6,732)	(6,843)
Total stockholders’ deficit	(3,727)	(3,977)
Total liabilities and stockholders’ equity (deficit)	$61,774	$61,783
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$111	$846	$822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,219	2,245	2,254
Debt extinguishment costs	20	9	267
Special items, net non-cash	(17)	(1)	41
Pension and postretirement	(31)	(82)	(13)
Deferred income tax provision	79	308	299
Share-based compensation, non-cash	57	92	102
Other, net	(85)	(249)	(205)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(74)	35	95
Increase in other assets	(218)	(314)	(11)
Increase in accounts payable	335	257	209
Increase (decrease) in air traffic liability	399	559	(545)
Increase in loyalty program liability	510	727	182
Contributions to pension plans	(228)	(300)	(73)
Increase (decrease) in other liabilities	22	(149)	379
Net cash provided by operating activities	3,099	3,983	3,803
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(3,779)	(2,683)	(2,596)
Proceeds from sale-leaseback transactions and sale of property and equipment	344	654	230
Sales of short-term investments	6,189	8,013	8,861
Purchases of short-term investments	(4,905)	(7,194)	(7,323)
Decrease in restricted short-term investments	3	177	51
Other investing activities	254	65	275
Net cash used in investing activities	(1,894)	(968)	(502)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(5,504)	(4,467)	(7,718)
Proceeds from issuance of long-term debt	3,773	1,670	4,822
Net proceeds from fuel financing	840	74	—
Other financing activities	(160)	(71)	(310)
Net cash used in financing activities	(1,051)	(2,794)	(3,206)
Net increase in cash and restricted cash	154	221	95
Cash and restricted cash at beginning of year	902	681	586
Cash and restricted cash at end of year (a)	$1,056	$902	$681

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the consolidated balance sheets:

Cash	$954	$804	$578
Restricted cash included in restricted cash and short-term investments	102	98	103
Total cash and restricted cash	$1,056	$902	$681
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2022	$6	$7,291	$(4,585)	$(8,511)	$(5,799)
Net income	—	—	—	822	822
Other comprehensive loss, net	—	—	(309)	—	(309)
Issuance of 3,630,731 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	1	(23)	—	—	(22)
Share-based compensation expense	—	102	—	—	102
Settlement of single-dip unsecured claims held in Disputed Claims Reserve	—	4	—	—	4
Balance at December 31, 2023	7	7,374	(4,894)	(7,689)	(5,202)
Net income	—	—	—	846	846
Other comprehensive income, net	—	—	329	—	329
Issuance of 3,292,974 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(22)	—	—	(22)
Share-based compensation expense	—	92	—	—	92
Modification of share-based awards	—	(20)	—	—	(20)
Balance at December 31, 2024	7	7,424	(4,565)	(6,843)	(3,977)
Net income	—	—	—	111	111
Other comprehensive income, net	—	—	176	—	176
Settlement of PSP1 and Treasury Loan Warrants (see Note 3)	—	(79)	—	—	(79)
Issuance of 2,734,914 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(18)	—	—	(18)
Share-based compensation expense	—	60	—	—	60
Balance at December 31, 2025	$7	$7,387	$(4,389)	$(6,732)	$(3,727)
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
(b) Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2024-03: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) Disaggregation of Income Statement Expenses
This standard enhances transparency in reporting by requiring disaggregation of certain costs and expenses in the notes to financial statements. This update is effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating how the adoption of this standard may impact our disclosures.
ASU 2025-06: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software
This standard modernizes the accounting for costs related to internal-use software by removing references to project stages and by clarifying the thresholds entities apply to begin capitalizing costs. The amendments in this update are effective for interim and annual periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating how the adoption of this standard may impact our consolidated financial statements.
(c) Investments
Short-term investments primarily include debt securities and are classified as available-for-sale and stated at fair value. Realized gains and losses are recorded as part of interest income within total nonoperating expense, net on our consolidated statements of operations. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss on our consolidated balance sheets. For investments in an unrealized loss position, we determine whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. There have been no credit losses.
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
(d) Restricted Cash and Short-term Investments
We have restricted cash and short-term investments related primarily to collateral held to support workers’ compensation obligations, collateral associated with the payment of interest for the AAdvantage Financing and money market funds to be used to finance the cost of improvements at the overhaul and maintenance base at Tulsa International Airport (Tulsa Maintenance Base). See Note 4 and Note 11 for further information on the AAdvantage Financing and Tulsa Maintenance Base, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(e) Accounts Receivable, Net
Accounts receivable primarily consist of amounts due from credit card processing companies for tickets sold to individual passengers, amounts due from airline and non-airline business partners, including our co-branded credit card partner and cargo customers. Receivables from ticket sales are short-term, mostly settled within seven days after sale. Receivables from our business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of December 31, 2025 and 2024. We consider past and future financial and qualitative factors, including aging, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.
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
The effect of these changes did not have a material impact to depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2025. Total mainline and regional depreciation and amortization expense was $2.2 billion for each of the years ended December 31, 2025 and 2024 and $2.3 billion for the year ended December 31, 2023.
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
(h) Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities and noncurrent operating lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment, current maturities of long-term debt and finance leases and long-term debt and finance leases, net of current maturities, on our consolidated balance sheets. See Note 5 for further information on our operating and finance leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.
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
We provide a valuation allowance for our deferred tax assets, which include our net operating losses (NOLs) and other carryforwards, when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered that impact our assessment of future profitability, including conditions which are beyond our control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand. We have determined that positive factors outweigh negative factors in the determination of the realizability of our deferred tax assets.
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
Goodwill is assessed for impairment by initially performing a qualitative assessment. If we determine that it is more likely than not that our goodwill may be impaired, we use a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any. Based upon our annual assessment, there was no goodwill impairment in 2025. The carrying value of our goodwill on our consolidated balance sheets was $4.1 billion as of December 31, 2025 and 2024.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
basis over 25 years. Certain marketing agreements were identified as intangible assets subject to amortization and are amortized on a straight-line basis over approximately 30 years.
We had $124 million and $101 million of definite-lived intangible assets, net of accumulated amortization on our consolidated balance sheets as of December 31, 2025 and 2024, respectively. We expect to record amortization expense related to these assets of approximately $7 million for each of the years in 2026 through 2030, and $88 million of amortization expense in 2031 and thereafter until fully amortized.
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
Indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment. If we determine that it is more likely than not that our indefinite-lived intangible assets may be impaired, we use a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any. Based upon our annual assessment, there were no indefinite-lived intangible asset impairments in 2025. We had $1.9 billion of indefinite-lived intangible assets on our consolidated balance sheets as of December 31, 2025 and 2024.
(l) Fuel Financing
In December 2024, we entered into a fuel financing facility with a bank pursuant to which the bank pays certain fuel invoices on our behalf. The agreement contains a maximum allowable outstanding principal balance at any time of $1.0 billion and is required to be repaid at least quarterly. The fuel financing facility bears interest at a base rate equal to one-month Secured Overnight Financing Rate (SOFR), plus a margin of 3.75%. Our obligations to the counterparty are secured on a second-priority basis by certain intellectual property of American, including the “American Airlines” trademark and the “aa.com” domain name in the United States and certain foreign jurisdictions, as provided in, and subject to the covenants and conditions of, the Second Lien Brand Collateral Security Agreement. Either American or the bank may terminate this agreement at any time and with immediate effect upon sixty days’ prior written notice to the other party. As of December 31, 2025 and 2024, we had $914 million and $74 million, respectively, in fuel financing obligations included on our consolidated balance sheets.
The following is a rollforward of our outstanding fuel financing obligation during the years ended December 31, 2025 and 2024 (in millions):

	2025	2024
Balance at beginning of year	$74	$—
Proceeds	1,217	74
Payments	(377)	—
Balance at end of year	$914	$74
We include payments to designated fuel suppliers as an operating activity in the consolidated statement of cash flows. Proceeds and payments related to fuel financing transactions are presented net as a financing activity in the consolidated statement of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(m) Revenue Recognition
Revenue
The following are the significant categories comprising our operating revenues (in millions):

	Year Ended December 31,
	2025	2024	2023
Passenger revenue:
Passenger travel	$45,607	$45,743	$44,914
Loyalty revenue - travel (1)	4,036	3,843	3,598
Total passenger revenue	49,643	49,586	48,512
Cargo	839	804	812
Other:
Loyalty revenue - marketing services	3,511	3,257	2,929
Other revenue	640	564	535
Total other revenue	4,151	3,821	3,464
Total operating revenues	$54,633	$54,211	$52,788

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners. See “Loyalty Revenue” below for further discussion on these mileage credits.
The following is our total passenger revenue by geographic region (in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$35,201	$35,336	$34,592
Latin America	6,444	6,560	6,719
Atlantic	6,583	6,445	6,205
Pacific	1,415	1,245	996
Total passenger revenue	$49,643	$49,586	$48,512
We attribute passenger revenue by geographic region based upon the origin and destination of each flight segment.
Passenger Revenue
We recognize all revenues generated from transportation on American and our regional flights operated under the brand name American Eagle, including associated baggage fees and other inflight services, as passenger revenue when transportation is provided. Ticket and other related sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on our consolidated balance sheets. The air traffic liability principally represents tickets sold for future travel on American, American Eagle and partner airlines.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Loyalty Revenue
We currently operate the loyalty program, AAdvantage®. This program awards mileage credits to passengers who fly on American, American Eagle, any oneworld airline or other partner airlines, or by using the services of other program participants, such as our co-branded credit cards, and certain hotels and car rental companies. Mileage credits can be redeemed for travel on American, American Eagle and other participating partner airlines, as well as for other non-air travel awards such as car rentals, hotel stays, cruises and retail goods from program partners. For mileage credits earned by AAdvantage program members, we apply the deferred revenue method.
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
Mileage credits sold to co-branded credit card and other partners
We sell mileage credits to participating airline partners and non-airline business partners, including our co-branded credit card partner, under contracts with remaining terms generally from one to 10 years as of December 31, 2025. Consideration received from the sale of mileage credits is predominantly variable and payment terms typically are within 30 days subsequent to the month of mileage sale. Sales of mileage credits to co-branded credit card and non-airline business partners are comprised of two revenue elements: a transportation component and a marketing component. We allocate the consideration received from these sales of mileage credits based on the relative selling price of each product or service delivered.
Our most significant mileage credit partner agreement is our co-branded credit card agreement with Citibank N.A. (Citi). In December 2024, we announced a 10-year agreement with Citi and Citi became the exclusive issuer of the AAdvantage co-branded credit card portfolio in the U.S. starting in 2026.
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

	December 31,
	2025	2024
	(In millions)
Loyalty program liability	$10,564	$10,054
Air traffic liability	7,158	6,759
Total	$17,722	$16,813
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2024	$10,054
Deferral of revenue	4,445
Recognition of revenue (1)	(3,935)
Balance at December 31, 2025 (2)	$10,564

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as the AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of December 31, 2025, our current loyalty program liability was $3.7 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
Additionally, as of December 31, 2025 and 2024, our loyalty program liability includes a one-time cash payment related to the new co-branded credit card agreement announced in December 2024, which will be amortized over the life of the new agreement beginning in 2026.
The air traffic liability principally represents tickets sold for future travel on American, American Eagle and partner airlines. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For 2025, $5.1 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2024.
(n) Maintenance, Materials and Repairs
Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under certain power-by-the-hour maintenance agreements, which are charged to operating expense based on contractual terms when an obligation exists.
(o) Selling Expenses
Selling expenses include credit card fees, commissions, third party distribution channel fees and advertising. Selling expenses associated with passenger revenue are expensed when the transportation or service is provided. Advertising costs are expensed as incurred. Advertising expense was $200 million, $143 million and $114 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
(q) Foreign Currency Gains and Losses
Foreign currency gains and losses are recorded as part of other income (expense), net within total nonoperating expense, net on our consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023, foreign currency losses were $15 million, $48 million and $30 million, respectively.
(r) Other Operating Expenses
Other operating expenses includes costs associated with onboard food and catering, crew travel, ground and cargo handling, passenger accommodation, international navigation fees, aircraft cleaning, airport lounge operations and certain general and administrative expenses.
(s) Regional Expenses
Our regional carriers provide scheduled air transportation under the brand name “American Eagle.” The American Eagle carriers include our wholly-owned regional carriers as well as third-party regional carriers. Our regional carrier arrangements are principally in the form of capacity purchase agreements with our third-party regional partners and similar arrangements with our wholly-owned regional affiliates. Expenses, excluding fuel expense, associated with American Eagle operations are classified as regional expenses on the consolidated statements of operations.
Regional expenses for the years ended December 31, 2025, 2024 and 2023 include $329 million, $319 million and $318 million of depreciation and amortization, respectively. Regional expenses also include $9 million of aircraft rent for each of the years ended December 31, 2025 and 2024 and $7 million for the year ended December 31, 2023.
In 2025, 2024 and 2023, we recognized $658 million, $612 million and $636 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). We hold a 20.8% equity interest in Republic Airways Holdings Inc. (Republic Holdings), the parent company of Republic.
2. Special Items, Net
Special items, net on our consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Litigation reserve adjustments	$77	$—	$—
Labor contract expenses (1)	31	605	989
Severance expenses	44	13	23
A330 fleet-related adjustments (2)	—	(42)	—
Other operating special items, net	7	34	(41)
Mainline operating special items, net	159	610	971
Regional operating special items, net (3)	3	33	8
Operating special items, net	162	643	979

Mark-to-market adjustments on equity investments, net (4)	(40)	8	82
Debt refinancing and extinguishment (5)	22	16	280
Other nonoperating special items, net	18	—	—
Nonoperating special items, net	—	24	362

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(1)Labor contract expenses for 2025 included a one-time charge resulting from adjustments to vacation accruals due to pay rate increases effective January 1, 2025, following the ratification of the contract extension in the fourth quarter of 2024 with our mainline maintenance and fleet service team members.
Labor contract expenses for 2024 included one-time charges resulting from the ratifications of new collective bargaining agreements (CBAs) with our mainline flight attendants and passenger service team members, including one-time payments and adjustments to vacation accruals resulting from pay rate increases.
Labor contract expenses for 2023 included one-time charges resulting from the ratification of a new CBA with our mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $235 million.
(2)In 2024, we entered into a sales agreement for certain Airbus A330 aircraft, resulting in a $42 million gain. These aircraft were previously retired in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
(3)Regional operating special items, net for 2024 included a $33 million non-cash write down of regional aircraft resulting from the decision to permanently park 43 Embraer ERJ145 aircraft.
(4)Mark-to-market adjustments on equity investments, net included net unrealized gains and losses associated with certain equity investments. See Note 8 for further information related to our equity investments.
(5)Debt refinancing and extinguishment costs in 2023 primarily included cash charges for premiums paid in connection with the early repayment of debt.
3. Earnings Per Common Share
The following table provides the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Basic EPS:
Net income	$111	$846	$822
Weighted average common shares outstanding (in thousands)	659,964	656,996	653,612
Basic EPS	$0.17	$1.29	$1.26

Diluted EPS:
Net income	$111	$846	$822
Interest expense on 6.50% convertible senior notes	—	51	46
Net income for purposes of computing diluted EPS	$111	$897	$868
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	659,964	656,996	653,612
Dilutive effect of restricted stock unit awards	763	1,121	1,830
Dilutive effect of certain PSP Warrants and Treasury Loan Warrants	325	1,455	2,499
Assumed conversion of 6.50% convertible senior notes	—	61,728	61,728
Diluted weighted average common shares outstanding	661,052	721,300	719,669
Diluted EPS	$0.17	$1.24	$1.21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
The following were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
6.50% convertible senior notes (1)	15,432	—	—
Restricted stock unit awards	1,188	2,350	4,371

(1)On March 27, 2025, we provided notice to the holders of our 6.50% convertible senior notes due 2025 (Convertible Notes) that we would settle our Convertible Notes at their maturity in cash on July 1, 2025. As a result, we have excluded the Convertible Notes from the calculation of diluted EPS for the quarterly periods ending after March 31, 2025.
In addition, excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are certain shares underlying the warrants issued pursuant to (i) the payroll support program established under the Coronavirus Aid, Relief, and Economic Security Act (PSP1), (ii) the payroll support program established under the Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP2), (iii) the payroll support program established under the American Rescue Plan Act of 2021 (PSP3, and together with PSP1 and PSP2, the PSP Warrants) and (iv) the Loan and Guarantee Agreement with the U.S. Department of Treasury (Treasury Loan Warrants).
During the first quarter of 2025, all of the PSP1 Warrants and Treasury Loan Warrants, 14.0 million shares and 4.4 million shares, respectively, were exercised at an exercise price of $12.51 per share and net settled in cash for $79 million, reflected within other financing activities in the consolidated statement of cash flows.
The table below provides a summary of the warrants outstanding as of December 31, 2025:

Warrants	Warrants Issued (shares, in thousands) (1)	Exercise Price ($)	Expiration
PSP2 Warrants	6,576	15.66	January 2026 (2) to April 2026
PSP3 Warrants	4,407	21.75	April 2026 to June 2026

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
(2)In January 2026, 2.8 million shares of the PSP2 Warrants were exercised at an exercise price of $15.66 per share and net settled in cash for a nominal amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
4. Debt
Debt included on our consolidated balance sheets consisted of (in millions):

	December 31,
	2025	2024
Secured
2013 Term Loan Facility, variable interest rate of 6.00%, installments until due in February 2028 (a)	$970	$980
2014 Term Loan Facility, variable interest rate of 5.69%, installments until due in January 2027 (a)	1,159	1,171
2023 Term Loan Facility, variable interest rate of 6.26%, installments until due in June 2029 (a)	1,078	1,089
10.75% senior secured IP notes (b)	—	781
10.75% senior secured LGA/DCA notes (b)	—	156
7.25% senior secured notes, interest only payments until due in February 2028 (b)	750	750
8.50% senior secured notes, interest only payments until due in May 2029 (b)	1,000	1,000
5.50% senior secured notes, installments until due in April 2026 (c)	583	1,750
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (c)	3,000	3,000
2021 AAdvantage Term Loan Facility, variable interest rate of 6.13%, installments until due in April 2028 (c)	2,264	2,450
2025 AAdvantage Term Loan Facility, variable interest rate of 7.13%, installments until due in May 2032 (c)	995	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 3.95%, maturing from 2026 to 2038 (d)	6,912	7,271
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 6.56%, averaging 5.57%, maturing from 2026 to 2037 (e)	4,719	4,094
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	789	880
	24,219	25,372
Unsecured
PSP1 Promissory Note, variable interest rate of 5.92%, interest only payments until due in April 2030 (f)	1,757	1,757
PSP2 Promissory Note, interest only payments until due in January 2031 (f)	1,030	1,030
PSP3 Promissory Note, interest only payments until due in April 2031 (f)	959	959
6.50% convertible senior notes (g)	—	1,000
Senior short-term term loan facility, variable interest rate of 6.11%, interest only payments until due in January 2026 (h)	629	—
	4,375	4,746
Total	28,594	30,118
Less: Total unamortized debt discount, premium and issuance costs	314	305
Less: Current maturities	3,641	5,196
Long-term debt, net of current maturities	$24,639	$24,617

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
As of December 31, 2025, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility (1)	$519
2014 Revolving Facility (1)	1,557
2023 Revolving Facility (1)	924
Other facilities (2)	397
Total	$3,397

(1)On April 21, 2025, the aggregate revolving commitments under the 2013, 2014 and 2023 Revolving Facilities were increased from approximately $2.9 billion to $3.0 billion upon the upsize of commitments by certain existing lenders. No other terms were changed and there are no borrowings outstanding under the facilities.
(2)Includes a revolving credit facility that provides for borrowing capacity of up to $350 million, maturing in March 2027 with an option to extend for an additional year. Additionally, American currently has $47 million of available borrowing base under a cargo receivables facility that is scheduled to expire in December 2026. There are no amounts drawn under these facilities.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
At December 31, 2025, the maturities of long-term debt are as follows (in millions):

2026	$3,641
2027	4,455
2028	7,324
2029	4,045
2030	2,487
2031 and thereafter	6,642
Total	$28,594
(a) 2013, 2014 and 2023 Credit Facilities
2013 Credit Facilities
The Amended and Restated Credit and Guaranty Agreement dated as of May 21, 2015, as amended (the 2013 Credit Agreement), includes a revolving credit facility (the 2013 Revolving Facility) and term loan facility (the 2013 Term Loan Facility), collectively referred to as the 2013 Credit Facilities. The 2013 Term Loan Facility matures in February 2028 and bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.25% per annum or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 2.25% per annum. SOFR borrowings under the 2013 Term Loan Facility are not subject to a credit spread adjustment. As of December 31, 2025, the margin elected was 2.25% per annum.
The 2013 Revolving Facility matures in June 2029 and bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. SOFR borrowings under the 2013 Revolving Facility are not subject to a credit spread adjustment. The 2013 Revolving Facility has aggregate commitments of $519 million, with the ability to issue letters of credit up to an aggregate amount of $100 million. As of December 31, 2025, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
2014 Credit Facilities
The Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, as amended (the 2014 Credit Agreement), includes a revolving credit facility (the 2014 Revolving Facility) and term loan facility (the 2014 Term Loan Facility), collectively referred to as the 2014 Credit Facilities. The 2014 Term Loan Facility matures in January 2027 and bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 0.75% or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American, plus the SOFR adjustment applicable to such interest period (with such SOFR rate plus SOFR adjustment being subject to a floor of 0.00%) plus an applicable margin of 1.75%. As of December 31, 2025, the margin elected was 1.75% per annum.
The 2014 Revolving Facility matures in June 2029 and bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. SOFR borrowings under the 2014 Revolving Facility are not subject to a credit spread adjustment. The 2014 Revolving Facility has aggregate commitments of $1.6 billion, with the ability to issue letters of credit up to an aggregate amount of $200 million. As of December 31, 2025, there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.
2023 Credit Facilities
The Credit and Guaranty Agreement, dated as of December 4, 2023, as amended (the 2023 Credit Agreement), includes a revolving credit facility (the 2023 Revolving Facility) and term loan facility (the 2023 Term Loan Facility), collectively referred to as the 2023 Credit Facilities. The 2023 Term Loan Facility matures in June 2029 and bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.25% per annum or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 2.25% per annum. SOFR borrowings under the 2023 Term Loan Facility are not subject to a credit spread adjustment. As of December 31, 2025, the margin elected was 2.25% per annum.
The 2023 Revolving Facility matures in June 2029 and bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. SOFR borrowings under the 2023 Revolving Facility are not subject to a credit spread adjustment. The 2023 Revolving Facility has aggregate commitments of $924 million. As of December 31, 2025, there were no borrowings outstanding under the 2023 Revolving Facility.
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
The 2013, 2014 and 2023 Revolving Facilities provide that American may from time to time borrow, repay and reborrow loans thereunder. The 2013, 2014 and 2023 Revolving Facilities are each subject to an undrawn annual fee of 0.75%.
Subject to certain limitations and exceptions, the Credit Facilities are secured by collateral, including certain slots, route authorities, simulators and leasehold rights. American has the ability to make modifications to the collateral pledged, subject to certain restrictions. American’s obligations under the Credit Facilities are guaranteed by AAG, and such guarantee is AAG’s senior unsecured obligations (all of the collateral is owned by American, and AAG has not granted a security interest in any assets to secure any of the foregoing obligations). The Credit Facilities contain events of default customary for similar financings, including cross default and cross-acceleration to other material indebtedness.
(b) Senior Secured Notes
10.75% Senior Secured Notes
On September 25, 2020 (the 10.75% Senior Secured Notes Closing Date), American issued $1.0 billion in initial principal amount of senior secured IP notes (the IP Notes) and $200 million in initial principal amount of senior secured LGA/DCA notes (the LGA/DCA Notes and together with the IP Notes, the 10.75% Senior Secured Notes). In February 2025, American prepaid $308 million toward portions of the outstanding principal amounts of the 10.75% Senior Secured

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Notes. In October 2025, American redeemed in full the $629 million in aggregate principal amount of 10.75% Senior Secured Notes in advance of maturity at par, plus accrued and unpaid interest thereon, using amounts borrowed under a senior unsecured short-term term loan facility, described further below.
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
American may redeem the 7.25% Senior Secured Notes, in whole or in part, at the redemption prices described in the 7.25% Senior Secured Notes Indenture, plus any accrued and unpaid interest thereon to but excluding the date of redemption.
Twice per year, American is required to deliver an appraisal of the 7.25% Senior Secured Notes Collateral and an officer’s certificate demonstrating the calculation of a collateral coverage ratio in relation to the 7.25% Senior Secured Notes Collateral (the 7.25% Senior Secured Notes Collateral Coverage Ratio) as of the date of delivery of the appraisal for the applicable period. If the 7.25% Senior Secured Notes Collateral Coverage Ratio is less than 1.6 to 1.0 as of the date of delivery of the appraisal for the applicable period, then, subject to a cure period in which additional collateral can be provided or debt repaid such that American meets the required 7.25% Senior Secured Notes Collateral Coverage Ratio, American will be required to pay special interest in an additional amount equal to 2.00% per annum of the principal amount of the 7.25% Senior Secured Notes until the 7.25% Senior Secured Notes Collateral Coverage Ratio is established to be at least 1.6 to 1.0.
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
American may redeem the 8.50% Senior Secured Notes, in whole or in part, at the redemption prices described in the 8.50% Senior Secured Notes Indenture, plus any accrued and unpaid interest thereon to but excluding the date of redemption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Twice per year, American is required to deliver an appraisal of the 8.50% Senior Secured Notes Collateral and an officer’s certificate demonstrating the calculation of a collateral coverage ratio in relation to the 8.50% Senior Secured Notes Collateral (the 8.50% Senior Secured Notes Collateral Coverage Ratio) as of the date of delivery of the appraisal for the applicable period. If the 8.50% Senior Secured Notes Collateral Coverage Ratio is less than 1.6 to 1.0 as of the date of delivery of the appraisal for the applicable period, then, subject to a cure period in which additional collateral can be provided or debt repaid such that American meets the required 8.50% Senior Secured Notes Collateral Coverage Ratio, American will be required to pay special interest in an additional amount equal to 2.00% per annum of the principal amount of the 8.50% Senior Secured Notes until the 8.50% Senior Secured Notes Collateral Coverage Ratio is established to be at least 1.6 to 1.0.
(c) AAdvantage Financing
On March 24, 2021 (the 2021 AAdvantage Financing Closing Date), American and AAdvantage Loyalty IP Ltd., a Cayman Islands exempted company incorporated with limited liability and an indirect wholly-owned subsidiary of American (Loyalty Issuer and, together with American, the AAdvantage Issuers), completed the offering of $3.5 billion aggregate principal amount of 5.50% Senior Secured Notes due 2026 (the 2026 Notes) and $3.0 billion aggregate principal amount of 5.75% Senior Secured Notes due 2029 (the 2029 Notes, and together with the 2026 Notes, the AAdvantage Notes). The AAdvantage Notes are fully and unconditionally guaranteed (the AAdvantage Note Guarantees) by an indirect, wholly-owned subsidiary of American, and other wholly-owned subsidiaries (together, the SPV Guarantors) and AAG.
Concurrent with the issuance of the AAdvantage Notes, the AAdvantage Issuers, as co-borrowers, entered into a term loan credit and guaranty agreement, dated March 24, 2021, as amended, providing for a $3.5 billion term loan facility (the 2021 AAdvantage Term Loan Facility). On March 24, 2025, the AAdvantage Issuers entered into a second amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Second Amendment). As a result of the Second Amendment, the term loans outstanding with a principal amount of approximately $2.3 billion were replaced with new term loans in the same principal amount. The terms of the new term loans are substantially similar to the prior term loans; however, the new term loans bear interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 1.25% per annum or, at the AAdvantage Issuers’ option, the SOFR rate for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 2.25% per annum. Additionally, the scheduled quarterly principal amortization amount was reduced to 0.25% of the principal amount of term loans outstanding as of March 24, 2025 (approximately $6 million each quarter), which began in July 2025, and the remaining balance is due at maturity in April 2028. Pursuant to the Second Amendment, the new term loans are not subject to a cost spread adjustment. As of December 31, 2025, the margin elected for the 2021 AAdvantage Term Loan Facility was 2.25%.
On May 28, 2025, the AAdvantage Issuers entered into a third amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Third Amendment). As a result of the Third Amendment, the AAdvantage Issuers incurred $1.0 billion of incremental term loans (the 2025 AAdvantage Term Loan Facility) due on May 28, 2032. The terms of the 2025 AAdvantage Term Loan Facility are substantially similar to the 2021 AAdvantage Term Loan Facility; however, the 2025 AAdvantage Term Loan Facility bears interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 2.25% per annum or, at the AAdvantage Issuers’ option, the SOFR rate for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 3.25% per annum. Additionally, the scheduled quarterly principal amortization amount is equal to 0.25% of the original aggregate principal amount of the 2025 AAdvantage Term Loan Facility (approximately $3 million each quarter), which began in July 2025, and the remaining balance is due at maturity in May 2032. Pursuant to the Third Amendment, the 2025 AAdvantage Term Loan Facility is not subject to a cost spread adjustment. The net proceeds from the 2025 AAdvantage Term Loan Facility were used, in part, to repay the Convertible Notes described further below. As of December 31, 2025, the margin elected for the 2025 AAdvantage Term Loan Facility was 3.25%.
The AAdvantage Notes, 2021 AAdvantage Term Loan Facility and 2025 AAdvantage Term Loan Facility are collectively referred to as the AAdvantage Financing. The term loans drawn under the 2021 AAdvantage Term Loan Facility and 2025 AAdvantage Term Loan Facility (collectively, the AAdvantage Loans) are fully and unconditionally guaranteed (together with the AAdvantage Note Guarantees, the AAdvantage Guarantees) by the SPV Guarantors and AAG.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Subject to certain permitted liens and other exceptions, the AAdvantage Notes, AAdvantage Loans and AAdvantage Guarantees provided by the SPV Guarantors are secured by a first-priority security interest in, and pledge of, various agreements with respect to the AAdvantage program (the AAdvantage Agreements) (including all payments thereunder) and certain intellectual property licenses, certain deposit accounts that will receive cash under the AAdvantage Agreements, certain reserve accounts, the equity of each of Loyalty Issuer and the SPV Guarantors and substantially all other assets of Loyalty Issuer and the SPV Guarantors, including American’s rights to certain data and other intellectual property used in the AAdvantage program (subject to certain exceptions) (collectively, the AAdvantage Collateral).
Payment Terms of the AAdvantage Financing
Interest on the AAdvantage Notes is payable in cash, quarterly in arrears on the 20th day of each January, April, July and October (each, an AAdvantage Payment Date), which began on July 20, 2021. The 2026 Notes will mature on April 20, 2026, and the 2029 Notes will mature on April 20, 2029. The outstanding principal on the 2026 Notes are repaid in quarterly installments of $292 million on each AAdvantage Payment Date, which began in July 2023. The outstanding principal on the 2029 Notes will be repaid in quarterly installments of $250 million on each AAdvantage Payment Date, beginning on July 20, 2026.
The AAdvantage Issuers may redeem the AAdvantage Notes, at their option, in whole or in part, at a redemption price equal to 100% of the principal amount of the AAdvantage Notes redeemed plus a “make-whole” premium, together with accrued and unpaid interest to the date of redemption.
The scheduled maturity date of the term loans under the 2021 AAdvantage Term Loan Facility is April 20, 2028. The outstanding principal on the loans due under such facility will be repaid in quarterly installments of approximately $6 million, on each AAdvantage Payment Date. The scheduled maturity date of the term loans under the 2025 AAdvantage Term Loan Facility is May 28, 2032. The outstanding principal on the loans due under such facility will be repaid in quarterly installments of approximately $3 million, on each AAdvantage Payment Date. These amortization payments (as well as those for the AAdvantage Notes) will be subject to the occurrence of certain early amortization events, including the failure to satisfy a minimum debt service coverage ratio at specified determination dates.
Prepayment of some or all of the outstanding amounts under the AAdvantage Loans is permitted, although payment of an applicable premium is required as specified in the term loans of the AAdvantage Loans.
The AAdvantage Indenture and the AAdvantage Loans contain mandatory prepayment provisions triggered upon (i) the issuance or incurrence by Loyalty Issuer or the SPV Guarantors of certain indebtedness or (ii) the receipt by American or its subsidiaries of net proceeds from pre-paid frequent flyer (i.e., AAdvantage) mileage credit sales exceeding $505 million. Each of these prepayments would also require payment of an applicable premium. Certain other events, including the occurrence of a change of control with respect to AAG and certain AAdvantage Collateral sales exceeding a specified threshold, will also trigger mandatory repurchase or mandatory prepayment provisions under the AAdvantage Indenture and the AAdvantage Loans, respectively.
(d) EETCs issued in 2025
2025-1 Aircraft EETCs
In November 2025, American created two pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2025-1 Class A and Class B EETCs (the 2025-1 Aircraft EETCs) in connection with the financing of 25 aircraft delivered or to be delivered to American from October 2025 through March 2026 (the 2025-1 Aircraft). As of December 31, 2025, approximately $978 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of 21 aircraft under the 2025-1 Aircraft EETCs. Interest and principal payments on equipment notes issued in connection with the 2025-1 Aircraft EETCs are payable semi-annually in May and November each year, with interest payments scheduled to begin in May 2026 and principal payments scheduled to begin in November 2026. The remaining proceeds of approximately $127 million as of December 31, 2025 were being held in escrow with a depositary for the benefit of the holders of the 2025-1 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2025-1 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its consolidated balance sheet because the proceeds held by the depositary for the benefit of the holders of the 2025-1 Aircraft EETCs are not American’s assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Certain information regarding the 2025-1 Aircraft EETC equipment notes, as of December 31, 2025, is set forth in the table below:

2025-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$884 million	$221 million
Remaining escrowed proceeds	$102 million	$25 million
Fixed interest rate per annum	4.90%	5.65%
Maturity date	May 2038	November 2034
(e) Equipment Loans and Other Notes Payable Issued in 2025
In 2025, American entered into agreements under which it borrowed $1.2 billion in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2036 through 2037 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 5.72% as of December 31, 2025.
(f) PSP Promissory Notes
As partial compensation to the U.S. Government for the provision of financial assistance under the various payroll support program agreements, AAG issued promissory notes to Treasury (PSP1 Promissory Note, PSP2 Promissory Note and PSP3 Promissory Note, collectively the PSP Promissory Notes), in the aggregate principal amount of $3.7 billion which provides for the guarantee of our obligations under the PSP Promissory Notes by AAG’s subsidiaries American, Envoy Air Inc., Piedmont and PSA (together, the Subsidiaries).
The PSP1 Promissory Note bears interest at 2.00% plus an interest rate based on SOFR. The PSP2 Promissory Note and PSP3 Promissory Note bear interest at a fixed interest rate of 1.00% until the first and second quarters of 2026, respectively. Thereafter, the notes bear interest at 2.00% plus an interest rate based on SOFR. Interest accrued thereon is payable in arrears on the last business day of March and September of each year. The aggregate principal amount outstanding under the PSP Promissory Notes, together with all accrued and unpaid interest thereon and all other amounts payable under the PSP Promissory Notes, will be due and payable on the applicable maturity date.
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
(h) Short-Term Term Loan Facility
In October 2025, American borrowed $629 million under a senior unsecured short-term term loan facility to refinance in full the $629 million outstanding principal amount of the 10.75% Senior Secured Notes, described above. Term loans under the facility were scheduled to mature on January 21, 2026 and bore interest at SOFR for a tenor of one month plus an applicable margin of 2.375% per annum, payable monthly. The term loans were fully and unconditionally guaranteed by AAG. On January 2, 2026, American voluntarily prepaid the remaining outstanding principal amount of the short-term term loan facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Other Financing Activities
In 2025, American prepaid $487 million of the outstanding principal amounts of certain equipment notes issued under EETCs, and these amounts were applied to repay the related trust certificates.
Guarantees
As of December 31, 2025, AAG had issued guarantees covering approximately $14.1 billion of American’s debt (and interest thereon), including the Credit Facilities, the AAdvantage Financing, senior secured notes, certain equipment loans and special facility revenue bonds.
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
Specifically, we are required to meet certain collateral coverage tests for our Credit Facilities, 7.25% Senior Secured Notes and 8.50% Senior Secured Notes, as described below:

	2013 Credit Facilities	7.25% Senior Secured Notes	2014 Credit Facilities	2023 Credit Facilities	8.50% Senior Secured Notes
LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)
LTV as of Last Measurement Date	38.4%		15.3%	25.4%
Frequency of Appraisals of Appraised Collateral	Semi-Annual
Collateral Description	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and South America and New Zealand		Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and European Union (including London Heathrow)	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and Australia, Canada, the Caribbean, Central America, China, Hong Kong, Japan, Mexico, South Korea and Switzerland
At December 31, 2025, we were in compliance with the applicable collateral coverage tests as of the most recent measurement dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
5. Leases
We lease certain aircraft and engines, including aircraft under capacity purchase agreements. As of December 31, 2025, we operated 677 leased aircraft, including 171 aircraft leased under capacity purchase agreements, with remaining terms ranging from less than one year to approximately 13 years.
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
The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$1,704	$1,851	$2,016
Finance lease cost:
Amortization of assets	128	132	128
Interest on lease liabilities	48	39	45
Variable lease cost	3,395	3,075	2,720
Total net lease cost	$5,275	$5,097	$4,909
Included in the table above are $248 million, $225 million and $274 million of lease costs under our capacity purchase agreement with Republic for the years ended December 31, 2025, 2024 and 2023, respectively. We hold a 20.8% equity interest in Republic Holdings, the parent company of Republic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31,
	2025	2024
Operating leases:
Operating lease ROU assets	$7,091	$7,333

Current operating lease liabilities	$1,058	$1,092
Noncurrent operating lease liabilities	5,905	5,976
Total operating lease liabilities	$6,963	$7,068

Finance leases:
Property and equipment, at cost	$1,445	$1,632
Accumulated amortization	(673)	(952)
Property and equipment, net	$772	$680

Current finance lease liabilities	$117	$132
Noncurrent finance lease liabilities	610	531
Total finance lease liabilities	$727	$663

Weighted average remaining lease term (in years):
Operating leases	8.4	8.2
Finance leases	7.8	7.4

Weighted average discount rate:
Operating leases	7.4%	7.5%
Finance leases	7.1%	7.0%
Supplemental cash flow and other information related to leases was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,647	$1,830	$2,033
Operating cash flows from finance leases	48	40	48
Financing cash flows from finance leases	122	152	265

Gain (loss) on sale leaseback transactions, net	(13)	76	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Maturities of lease liabilities were as follows (in millions):

	December 31, 2025
	Operating Leases	Finance Leases
2026	$1,501	$164
2027	1,367	152
2028	1,246	110
2029	1,138	102
2030	954	100
2031 and thereafter	3,022	310
Total lease payments	9,228	938
Less: Imputed interest	(2,265)	(211)
Total lease obligations	6,963	727
Less: Current obligations	(1,058)	(117)
Long-term lease obligations	$5,905	$610
6. Income Taxes
The significant components of the income tax provision were (in millions):

	Year Ended December 31,
	2025	2024	2023
Deferred income tax provision:
Federal	$72	$285	$268
State and local	7	23	31
Deferred income tax provision	79	308	299
Total income tax provision	$79	$308	$299
The income tax provision differed from amounts computed at the U.S. federal statutory income tax rate as follows (amounts in millions):

	Year Ended December 31,
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory income tax rate	$40	21.0%	$242	21.0%	$236	21.0%
Domestic federal:
Nontaxable or nondeductible items
Nondeductible meals and other nondeductible employee benefits	28	15.3%	22	1.9%	22	2.0%
Nondeductible officer compensation	10	5.2%	12	1.1%	11	1.0%
Other nontaxable and nondeductible items	—	—%	11	0.9%	9	0.8%
Other	(6)	(3.3)%	—	—%	—	—%
Domestic state and local income taxes, net of federal effect	7	3.0%	21	1.8%	21	1.9%
Effective tax rate	$79	41.2%	$308	26.7%	$299	26.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
The components of our deferred tax assets and liabilities were (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss and other carryforwards	$4,095	$4,292
Loyalty program liability	1,949	1,799
Leases	1,566	1,596
Pension benefits	109	234
Postretirement benefits other than pension benefits	260	270
Rent expense	37	60
Other	676	775
Total deferred tax assets	8,692	9,026
Valuation allowance	(22)	(22)
Net deferred tax assets	8,670	9,004
Deferred tax liabilities:
Accelerated depreciation and amortization	(4,543)	(4,620)
Leases	(1,594)	(1,656)
Other	(174)	(252)
Total deferred tax liabilities	(6,311)	(6,528)
Net deferred tax asset	$2,359	$2,476
At December 31, 2025, we had approximately $11.9 billion of gross federal NOLs and $6.0 billion of other carryforwards available to reduce future federal taxable income, of which $1.6 billion will expire beginning in 2033 if unused and $16.3 billion can be carried forward indefinitely. We also had approximately $5.0 billion of NOL carryforwards to reduce future state taxable income at December 31, 2025, which will expire in taxable years 2025 through 2045 if unused.
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
In 2025, we recorded an income tax provision of $79 million with an effective rate of approximately 41.2%, which was substantially non-cash. Substantially all of our income before income taxes is attributable to the United States.
We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our 2022 through 2024 tax years are still subject to examination by the Internal Revenue Service. Various state, local and foreign jurisdiction tax years remain open to examination, and we are under examination, in administrative appeals or engaged in tax litigation in certain jurisdictions. We believe that the effect of any assessments will not be material to our consolidated financial statements.
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
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2025.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$829	$829	$—	$—
Corporate obligations	3,063	—	3,063	—
Bank notes/certificates of deposit/time deposits	590	—	590	—
Repurchase agreements	400	—	400	—
	4,882	829	4,053	—
Restricted cash and short-term investments (1), (3)	735	425	310	—
Long-term investments (4)	209	209	—	—
Total	$5,826	$1,463	$4,363	$—

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Short-term investments (1):
Money market funds	$680	$680	$—	$—
Corporate obligations	2,909	—	2,909	—
Bank notes/certificates of deposit/time deposits	2,041	—	2,041	—
Repurchase agreements	550	—	550	—
	6,180	680	5,500	—
Restricted cash and short-term investments (1), (3)	732	442	290	—
Long-term investments (4)	161	161	—	—
Total	$7,073	$1,283	$5,790	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)Our short-term investments as of December 31, 2025 mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations, collateral associated with the payment of interest for the AAdvantage Financing and money market funds to be used to finance the cost of improvements at the Tulsa Maintenance Base. Restricted short-term investments principally mature in one year or less.
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
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	December 31, 2025
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$28,280	$28,582	$—	$25,051	$3,531

	December 31, 2024
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$29,813	$30,010	$—	$26,402	$3,608
8. Investments
To help expand our network and as part of our ongoing commitment to sustainability, we enter into various commercial relationships or other strategic partnerships, including equity investments, with other airlines and companies.
Our equity investments, ownership interest and carrying value were as follows:

		Ownership Interest		Carrying Value (in millions)
		December 31,		December 31,
	Accounting Treatment	2025	2024	2025	2024
Republic Holdings (1)	Equity Method	20.8%	25.0%	$254	$253
China Southern Airlines	Fair Value	1.5%	1.5%	203	142
Other investments (2)	Various			146	120
Total				$603	$515

(1)In November 2025, Republic Holdings completed a merger with Mesa Air Group, Inc. As a result, our equity interest in Republic Holdings decreased from 25.0% to 20.8%.
(2)Primarily includes our investment in JetSMART Holdings Limited, which is accounted for under the equity method.

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
Benefit Obligations, Fair Value of Plan Assets and Funded Status
The following tables provide a reconciliation of the changes in the pension and retiree medical and other postretirement benefits obligations, fair value of plan assets and funded status as of December 31, 2025 and 2024:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2025	2024	2025	2024

	(In millions)
Benefit obligation at beginning of period	$13,349	$14,410	$1,308	$1,325
Service cost	3	2	23	29
Interest cost	730	723	69	64
Actuarial loss (gain) (1), (2)	168	(741)	(11)	(58)
Plan amendments (3)	—	—	—	55
Benefit payments	(919)	(913)	(130)	(107)
Other	—	(132)	—	—
Benefit obligation at end of period	$13,331	$13,349	$1,259	$1,308

Fair value of plan assets at beginning of period	$12,254	$12,431	$128	$133
Actual return on plan assets	1,229	568	15	9
Employer contributions (4)	228	300	105	93
Benefit payments	(919)	(913)	(130)	(107)
Other	—	(132)	—	—
Fair value of plan assets at end of period	$12,792	$12,254	$118	$128
Funded status at end of period	$(539)	$(1,095)	$(1,141)	$(1,180)

(1)The 2025 and 2024 pension actuarial loss (gain) primarily relates to the change in our weighted average discount rate assumption.
(2)The 2025 and 2024 retiree medical and other postretirement benefits actuarial gain primarily relates to changes in certain retirement assumptions, offset in part by increases in health care premiums and health care cost assumptions. Changes in our weighted average discount rate assumption also impacted the net actuarial gain in 2025 and 2024.
(3)In 2024 we remeasured our retiree medical and other postretirement benefits to account for enhanced retirement benefits pursuant to the ratification of new CBAs. As a result, we increased our postretirement benefits obligation by $55 million, which was included as a component of prior service cost in accumulated other comprehensive loss.
(4)In 2025 and 2024, we made required contributions of $224 million and $285 million, respectively, to our defined benefit pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Balance Sheet Position

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2025	2024	2025	2024

	(In millions)
As of December 31:
Current liability	$4	$5	$108	$142
Noncurrent liability	535	1,090	1,033	1,038
Total liabilities	$539	$1,095	$1,141	$1,180

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2025	2024	2025	2024

	(In millions)
As of December 31:
Net actuarial loss (gain)	$2,907	$3,128	$(395)	$(408)
Prior service cost	—	1	220	238
Total accumulated other comprehensive loss (income), pre-tax	$2,907	$3,129	$(175)	$(170)
Plans with Projected Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits
	2025	2024

	(In millions)
As of December 31:
Projected benefit obligation	$8,820	$13,349
Fair value of plan assets	8,221	12,254
Plans with Accumulated Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2025	2024	2025	2024

	(In millions)
As of December 31:
Accumulated benefit obligation	$8,814	$13,341	$—	$—
Accumulated postretirement benefit obligation	—	—	1,259	1,308
Fair value of plan assets	8,221	12,254	118	128

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Net Periodic Benefit Cost (Income)

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023

	(In millions)
For the years ended December 31:
Defined benefit plans:
Service cost	$3	$2	$2	$23	$29	$17
Interest cost	730	723	758	69	64	55
Expected return on assets	(929)	(978)	(918)	(9)	(10)	(11)
Amortization of:
Prior service cost (benefit)	1	—	18	17	14	(6)
Unrecognized net loss (gain)	91	105	106	(27)	(31)	(34)
Net periodic benefit cost (income)	$(104)	$(148)	$(34)	$73	$66	$21
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net on our consolidated statements of operations.
Assumptions
The following actuarial assumptions were used to determine our benefit obligations and net periodic benefit cost (income) for the periods presented:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2025	2024	2025	2024
Benefit obligations as of December 31:
Weighted average discount rate	5.5%	5.7%	5.3%	5.6%

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Net periodic benefit cost (income) for the years ended December 31:
Weighted average discount rate	5.7%	5.2%	5.6%	5.6%	5.3%	5.7%
Weighted average expected rate of return on plan assets	7.75%	8.0%	8.0%	7.75%	8.0%	8.0%
Weighted average health care cost trend rate assumed for next year (1)	N/A	N/A	N/A	7.0%	6.5%	6.5%

(1)The weighted average health care cost trend rate at December 31, 2025 is assumed to decline gradually to 4.5% by 2036 and remain level thereafter.
As of January 1, 2026, our estimate of the long-term rate of return on plan assets is 7.3% based on the target asset allocation. Expected returns on long duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last 10 years, current and expected market conditions, and expected value to be generated through active management and securities lending programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Minimum Contributions
We are required to make minimum contributions to our defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and various other laws for U.S. based plans as well as underfunding rules specific to countries where we maintain defined benefit pension plans. Based on current funding assumptions, we have minimum required contributions of $238 million for 2026 including contributions to defined benefit pension plans for our wholly-owned subsidiaries. Our future funding obligations will depend on the performance of our investments held in a trust by the pension plans, interest rates for determining funding targets, the amount of and timing of any supplemental contributions and our actuarial experience.
In January 2026, we made required contributions of $236 million and a supplemental contribution of $50 million to our defined benefit pension plans.
Benefit Payments
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (approximately, in millions):

	2026	2027	2028	2029	2030	2031-2035
Pension benefits	$984	$999	$1,012	$1,023	$1,029	$5,113
Retiree medical and other postretirement benefits	136	138	140	139	137	610
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
Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving the funded position with the potential risk that the funded position would decline. The current strategic target asset allocation with the corresponding allowed range is as follows:

Asset Class/Sub-Class	Target Allocation	Allowed Range
Equity	45%	10% - 80%
Public:
U.S.	18%	5% - 40%
International developed markets	9%	0% - 20%
Emerging markets	3%	0% - 10%
Private equity	15%	5% - 35%

Fixed income	55%	15% - 90%
Public U.S. fixed income	45%	15% - 70%
Private income	10%	0% - 20%

Other	0%	0% - 5%
Cash equivalents	0%	0% - 20%
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
Benefit Plan Assets Measured at Fair Value on a Recurring Basis
The fair value of our pension plan assets at December 31, 2025 and 2024, by asset category, were as follows (in millions) (1):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity (2)	$2,087	$—	$—	$2,087	$2,498	$—	$—	$2,498
Fixed income (3)	476	5,390	—	5,866	439	3,723	—	4,162
Other, net (4)	144	288	63	495	91	144	68	303
Measured at NAV (5):
Common collective trusts (6)	—	—	—	273	—	—	—	1,153
Private investments (7)	—	—	—	4,071	—	—	—	4,138
Total plan assets	$2,707	$5,678	$63	$12,792	$3,028	$3,867	$68	$12,254

(1)See Note 7 for a description of the levels within the fair value hierarchy.
(2)Equity investments primarily include domestic and international common stock.
(3)Fixed income investments primarily include corporate and government bonds, as well as mutual funds invested in fixed income securities.
(4)Other primarily includes a short-term investment fund, net receivables and payables of the pension plan’s master trust for dividends, interest and amounts due to or from the sale and purchase of securities and cash and cash equivalents.
(5)Includes investments that were measured at NAV per share (or its equivalent) as a practical expedient that have not been classified in the fair value hierarchy.
(6)Common collective trusts include commingled funds primarily invested in equity securities.
(7)Private investments include limited partnerships that invest primarily in domestic private equity and private income opportunities. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its NAV, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next 10 years. As of December 31, 2025, the pension plan’s master trust has future funding commitments to these limited partnerships of approximately $1.0 billion, most of which are expected to be called over the next seven years.
Changes in fair value measurements of Level 3 investments during the years ended December 31, 2025 and 2024, were as follows (in millions):

	2025	2024
Balance at beginning of year	$68	$84
Actual gain (loss) on plan assets:
Relating to assets still held at the reporting date	(8)	(25)
Purchases	5	9
Sales	(2)	—
Balance at end of year	$63	$68

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
Defined Contribution and Multiemployer Plans
The costs associated with our defined contribution plans were $1.6 billion, $1.4 billion and $1.1 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
We participate in the International Association of Machinists & Aerospace Workers (IAM) National Pension Fund, Employer Identification No. 51-6031295 and Plan No. 002 (the IAM Pension Fund). Our contributions to the IAM Pension Fund were $63 million, $57 million and $52 million for the years ended December 31, 2025, 2024 and 2023, respectively. The IAM Pension Fund reported $640 million in employers’ contributions for the year ended December 31, 2024, which is the most recent year for which such information is available. For 2024 and 2023, our contributions represented more than 5% of total contributions to the IAM Pension Fund.
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
Profit Sharing Program
Our annual profit sharing program is funded by 10% of adjusted pre-tax earnings up to $2.5 billion and 20% of earnings above that threshold. Adjusted pre-tax earnings exclude net special items and certain other amounts, as defined by the plan. For the year ended December 31, 2025, we accrued $55 million for this program, which will be distributed to employees in the first quarter of 2026.
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Provision (1)	Total
Balance at December 31, 2023	$(3,380)	$(2)	$(1,512)	$(4,894)
Other comprehensive income (loss) before reclassifications	333	2	(74)	261
Amounts reclassified from AOCI	88	—	(20)	68
Net current-period other comprehensive income (loss)	421	2	(94)	329
Balance at December 31, 2024	(2,959)	—	(1,606)	(4,565)
Other comprehensive income (loss) before reclassifications	145	—	(33)	112
Amounts reclassified from AOCI	82	—	(18)	64
Net current-period other comprehensive income (loss)	227	—	(51)	176
Balance at December 31, 2025	$(2,732)	$—	$(1,657)	$(4,389)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished. Amounts reclassified from AOCI are recognized within the income tax provision on our consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
Reclassifications out of AOCI for the years ended December 31, 2025 and 2024 are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the consolidated statements of operations
	Year Ended December 31,
AOCI Components	2025	2024
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$14	$11	Nonoperating other income (expense), net
Actuarial loss	50	57	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$64	$68
11. Commitments, Contingencies and Guarantees
(a) Aircraft, Engine and Other Purchase Commitments
Under all of our aircraft and engine purchase agreements, our total future commitments as of December 31, 2025 are expected to be as follows (approximately, in millions):

	2026	2027	2028	2029	2030	2031 and Thereafter	Total
Payments for aircraft and engine commitments (1)	$2,931	$2,468	$4,021	$4,921	$3,151	$6,696	$24,188

(1)These amounts are net of purchase deposits currently held by the equipment manufacturers. Our purchase deposits held by such manufacturers totaled $656 million and $1.0 billion as of December 31, 2025 and 2024, respectively.
Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent our most current estimate based on contractual delivery schedules adjusted for updates and revisions to such schedules communicated to management by the applicable equipment manufacturer and certain management assumptions. However, the actual delivery schedule may differ, potentially materially, based on various potential factors including production delays by the equipment manufacturers and regulatory concerns.
Additionally, we have other purchase commitments primarily related to aircraft fuel, flight equipment maintenance and information technology support as follows (approximately): $4.1 billion in 2026, $1.8 billion in 2027, $1.6 billion in 2028, $495 million in 2029, $615 million in 2030 and $3.7 billion in 2031 and thereafter. These amounts exclude obligations under certain fuel offtake agreements or other agreements for which the timing of the related expenditure is uncertain, or which are subject to material contingencies, such as the construction of a production facility.
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
As of December 31, 2025, American’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2032 to 2033, with rights of American to extend the respective terms of certain agreements.
As of December 31, 2025, American’s commitments under its capacity purchase agreements with third-party regional carriers are expected to be as follows (approximately, in millions):

	2026	2027	2028	2029	2030	2031 and Thereafter	Total
Regional capacity purchase agreements (1)	$1,159	$1,156	$1,082	$900	$457	$399	$5,153

(1)These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(c) Construction Projects
Los Angeles International Airport (LAX)
In 2018, we executed a lease agreement with Los Angeles World Airports (LAWA), which owns and operates LAX, in connection with a $1.6 billion modernization project related to LAX Terminals 4 and 5. Construction started in October 2018 and is expected to be completed in 2028 in a phased approach. Under the lease agreement and subsequent project component approvals, the City of Los Angeles Board of Airport Commissioners has appropriated approximately $1.6 billion to purchase completed project assets, representing the maximum allowable reimbursement by LAWA. In September 2024, we executed an agreement to where a substantial majority of the non-proprietary project costs will be funded through the Regional Airports Improvement Corporation (RAIC), a quasigovernmental special purpose entity that acts as a conduit borrower under a syndicated credit facility provided by a group of lenders in the form of a $250 million revolving credit facility. Loans made under the credit facility are being repaid with the proceeds from LAWA’s purchase of completed project assets. We guarantee the obligation of the RAIC under the credit facility associated with the Terminals 4 and 5 lease. As of December 31, 2025, our outstanding guaranteed obligation under the credit facility for the Terminals 4 and 5 project was $135 million. Additionally, we have recovered $1.3 billion since project inception through the end of 2025 and expect to receive approximately $292 million in additional reimbursements by the end of 2028.
As we control the assets during construction, they are recognized on our consolidated balance sheets within operating property and equipment until the assets are sold and transferred. For the years ended December 31, 2025, 2024 and 2023, we have sold and transferred $163 million, $588 million and $170 million of non-proprietary improvements, respectively, which are included within proceeds from sale-leaseback transactions and sale of property and equipment on our consolidated statements of cash flows. For the years ended December 31, 2025, 2024 and 2023, we incurred $107 million, $187 million and $283 million, respectively, of non-proprietary improvement costs relating to the LAX modernization project. Cash payments related to these improvements are included within other investing activities on our consolidated statements of cash flows.
Tulsa Maintenance Base
Improvements to the Tulsa Maintenance Base include the design, construction and renovation of various facilities therein. The Tulsa Maintenance Base is American’s largest maintenance facility and is an integral part of operating its mainline fleet. We have concluded that we do not control the underlying assets being constructed, and therefore, we recognize operating lease liabilities with corresponding ROU assets on the consolidated balance sheet as individual project stages are completed and leases commence.
In May 2025, the Tulsa Municipal Airport Trust (TMAT) issued $400 million aggregate principal amount of special facility revenue bonds on behalf of American, with $300 million maturing on December 1, 2035 and $100 million maturing on December 1, 2040 (collectively, the 2025 TMAT Bonds). The 2025 TMAT Bond due December 1, 2035 was priced at 109% of par value and the 2025 TMAT Bond due December 1, 2040 was priced at 107% of par value. The gross proceeds from the issuance of the 2025 TMAT Bonds were approximately $432 million. Of this amount, $104 million was used to fund the redemption of the aggregate principal amount of TMAT’s outstanding 2015 special facility revenue bonds (the 2015 TMAT Bonds), and the remaining $328 million will be used to finance the cost of improvements at the Tulsa Maintenance Base, which are expected to be completed in 2028. The net proceeds received from the 2025 TMAT Bonds, offset by related project spend, are reflected within other investing activities in the consolidated statement of cash flows.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(d) Off-Balance Sheet Arrangements
Pass-Through Trusts
American currently has 280 owned aircraft and 60 owned spare aircraft engines, which in each case were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment or to permit issuance of debt backed by existing flight equipment. In the case of aircraft EETCs, rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. Similarly, in the case of spare engine EETCs, the trusts allow American to use its existing pool of spare engines to raise financing under a single facility. The trusts have also been structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covers a set number of aircraft or spare engines scheduled to be delivered, financed or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft or spare engine financing, the relevant trust used the proceeds from the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft or engines. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or spare engines. The equipment notes are secured by a security interest in the aircraft or engines, as applicable. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2025, $6.9 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
Letters of Credit and Other
We provide financial assurance, such as letters of credit and surety bonds, primarily to support projected workers’ compensation obligations and airport commitments. As of December 31, 2025, we had $412 million of letters of credit and surety bonds securing various obligations, of which $97 million is collateralized with our restricted cash. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2037.
(e) Legal Proceedings
Private Party Antitrust Actions Related to the Northeast Alliance (NEA). On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against AAG and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the Eastern District of New York alleging that AAG and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against AAG and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. In March 2023, AAG filed a motion in the U.S. District Court for the District of Massachusetts case asking to transfer the case to the U.S. District Court for the Eastern District of New York and consolidate it with the cases pending in that venue. The U.S. District Court for the District of Massachusetts granted that motion. The remaining cases were consolidated with the other actions in the Eastern District of New York. In June 2023, the private party plaintiffs filed a second amended consolidated complaint, followed by a third amended complaint filed in August 2023. In September 2023, AAG, together with JetBlue, filed a motion to dismiss the third amended complaint. In September 2024, the court denied that motion. AAG and JetBlue filed answers to the private party plaintiffs’ third amended complaint in October 2024. We believe these lawsuits are without merit and are defending against them vigorously.
Securities and Stockholder Derivative Litigation. On July 18, 2024, AAG and certain of its current and former officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Northern District of Texas, captioned Qawasmi v. American Airlines Group Inc., et al. The Qawasmi plaintiff purported to represent investors who acquired AAG securities between January 25, 2024 and May 28, 2024. On August 28, 2024, AAG and certain of its current and former officers were named as defendants in a second putative class action lawsuit filed in the same court, captioned Thornburg v. American Airlines Group Inc., et al. The Thornburg plaintiff purported to represent investors who acquired AAG securities between July 20, 2023 and May 28, 2024. Both the Qawasmi and Thornburg complaints asserted violations of Sections 10(b) and 20(a) of the Exchange Act based on allegations that, during the relevant periods, AAG misrepresented and/or omitted material facts related to its financial outlook and certain commercial initiatives. On

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
November 22, 2024, the Qawasmi and Thornburg complaints were consolidated into a single action bearing the caption In re American Airlines Group Inc. Securities Litigation. The court also appointed co-lead plaintiffs and lead counsel to represent the putative class in the consolidated action. Plaintiffs filed a consolidated complaint on January 21, 2025, and an amended consolidated complaint on March 19, 2025. The consolidated complaint made similar factual allegations to the prior complaints regarding AAG’s financial outlook and certain commercial initiatives. AAG and the individual defendants filed a joint motion to dismiss on March 21, 2025. On November 15, 2025, the court granted AAG’s motion in full, dismissing the complaint with prejudice. The court entered final judgment in favor of defendants on November 18, 2025. Plaintiffs did not appeal the order, and the case is closed.
Additionally, on September 19, 2024, certain of AAG’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit (in which AAG is a nominal defendant) filed in the U.S. District Court for the Northern District of Texas, captioned Hollin v. Isom, et al. The Hollin complaint asserted violations of Section 10(b) of the Exchange Act, breach of fiduciary duty, and claims for unjust enrichment and corporate waste. On September 26, 2024, a second derivative complaint was filed in the same court, similarly naming certain of AAG’s current and former directors and officers (as well as AAG as a nominal defendant), captioned Leon v. Isom, et al. The Leon complaint asserted violations of Section 14(a) of the Exchange Act, breaches of fiduciary duty, claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and a claim for contribution. The Hollin and Leon complaints generally alleged the same purported misconduct as alleged in the securities class action. On November 25, 2024, the Hollin and Leon complaints were consolidated into a single action bearing the caption In re American Airlines Group Inc. Stockholder Derivative Litigation. Plaintiffs and AAG filed a joint motion to voluntarily dismiss the consolidated derivative action without prejudice on February 5, 2026, and on February 6, 2026, the court granted AAG’s motion in full, dismissing all claims in the matter without prejudice and entering final judgment in favor of defendants.
American Eagle Flight 5342 Accident Litigation. On January 29, 2025, American Eagle flight 5342 was involved in a fatal accident in Washington, D.C. The Bombardier CRJ700 aircraft operated by PSA was en route to Washington, D.C. from Wichita, Kansas when it was involved in a midair collision near Ronald Reagan Washington National Airport. Beginning on September 24, 2025, multiple wrongful death and survival actions have been filed in the U.S. District Court for the District of Columbia related to the accident. We expect additional actions will continue to be filed. All cases have been assigned to the same judge and are subject to streamlined pleading and discovery procedures. The court required plaintiffs to file a single consolidated Master Complaint (MC), with later joining plaintiffs to file short form complaints adopting the MC and adding any plaintiff-specific information. The MC alleges that the U.S. Government, American and PSA negligently caused or contributed to the accident. In December 2025, American and PSA filed motions to dismiss asserting several defenses. Briefing on the motions to dismiss is ongoing, with a hearing set for February 27, 2026. Discovery is ongoing pursuant to an expedited 18-month discovery and pre-trial calendar, which sets the trial date for April 12, 2027. We believe these lawsuits are without merit as to American and PSA and are defending against them vigorously.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
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
American is required to make principal and interest payments for certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment, which are leased to American. The payment of principal and interest of certain special facility revenue bonds is guaranteed by AAG. As of December 31, 2025, the remaining lease payments through 2040 guaranteeing the principal and interest on these bonds are $703 million and the current carrying amount of the associated operating lease liability in the accompanying consolidated balance sheet is $427 million.
As of December 31, 2025, AAG had issued guarantees covering approximately $14.1 billion of American’s debt (and interest thereon), including the Credit Facilities, the AAdvantage Financing, senior secured notes, certain equipment loans and special facility revenue bonds.
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
(h) Labor Contracts
As of December 31, 2025, we employed approximately 139,100 active full-time equivalent (FTE) employees, of which 33,100 were employed by our wholly-owned regional subsidiaries. Of the total active FTE employees, 86% are covered by CBAs with various labor unions and 15% are covered by CBAs that are currently amendable or that will become amendable within one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
12. Supplemental Cash Flow Information
Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Non-cash investing and financing activities:
ROU assets acquired through operating leases	$889	$637	$1,180
Operating leases converted to finance leases	269	293	5
Finance leases converted to operating leases	127	50	42
Property and equipment acquired through debt, finance leases and other	70	152	317
Supplemental information:
Interest paid, net	1,696	1,933	2,180
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
Share-based compensation expense for our equity awards, including awards settled in AAG common stock or cash, was $112 million, $130 million and $102 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in salaries, wages and benefits on our consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
During 2025, 2024 and 2023, we withheld approximately 2.0 million, 1.6 million and 1.5 million shares of AAG common stock, respectively, and paid approximately $28 million, $27 million and $23 million, respectively, in satisfaction of certain tax withholding obligations associated with employee equity awards.
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
Stock-settled RSU award activity for all plans for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2022	10,263	$17.51
Granted	9,834	14.54
Vested and released	(5,161)	17.81
Forfeited	(701)	20.49
Outstanding at December 31, 2023	14,235	$15.18
Granted	2,580	15.76
Modified (1)	(2,809)	16.18
Vested and released	(4,833)	15.91
Forfeited	(827)	15.83
Outstanding at December 31, 2024	8,346	$15.59
Granted	5,073	14.11
Vested and released	(3,949)	15.27
Forfeited	(2,337)	15.33
Outstanding at December 31, 2025	7,133	$14.27

(1)In 2024, the settlement terms of 2.8 million stock-settled RSUs were modified from settlement in AAG common stock to settlement in cash. This change in award settlement method was the only modification to these awards, and the vesting, forfeiture and all other terms and conditions were unchanged. The modification resulted in a $20 million reclassification from additional paid-in capital to accrued salaries and wages on our consolidated balance sheet.
As of December 31, 2025, there was $51 million of unrecognized compensation cost related to stock-settled RSUs. These costs are expected to be recognized over a weighted average period of one year. The total fair value of stock-settled RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $57 million, $69 million and $78 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
CRSU award activity for all plans for the years ended December 31, 2025 and 2024 is as follows:

	Number of Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at December 31, 2023	37	$13.74
Granted	5,634	17.43
Modified (1)	2,809	16.18
Vested and released	(1,337)	14.75
Forfeited	(136)	17.42
Outstanding at December 31, 2024	7,007	$17.43
Granted	6,009	15.33
Vested and released	(2,606)	16.43
Forfeited	(547)	15.60
Outstanding at December 31, 2025	9,863	$15.33

(1)In 2024, the settlement terms of 2.8 million stock-settled RSUs were modified from settlement in AAG common stock to settlement in cash. See table above for further discussion.
As of December 31, 2025 and 2024, the liability related to CRSUs was $53 million and $39 million, respectively. The CRSU related liability is remeasured at fair value at each reporting date until all awards are vested. As of December 31, 2025, there was $98 million of unrecognized compensation cost related to CRSUs. These costs are expected to be recognized over a weighted average period of one year. The total cash paid for CRSUs vested during the years ended December 31, 2025 and 2024 was $37 million and $18 million, respectively.
For the year ended December 31, 2023, CRSU award activity was nominal.
15. Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Year	Additions Charged to Statement of Operations Accounts	Deductions and Other	Balance at End of Year
Allowance for obsolescence of spare parts
Year ended December 31, 2025	$797	$129	$(26)	$900
Year ended December 31, 2024	728	116	(47)	797
Year ended December 31, 2023	616	98	14	728
16. Subsequent Events
8.50% Senior Secured Notes
In the first quarter of 2026, American sent irrevocable notice of redemption to prepay the outstanding principal amount of its 8.50% Senior Secured Notes. American intends to fund these prepayments with proceeds from anticipated debt issuances and cash on hand.
AAdvantage Financing
On February 12, 2026, the AAdvantage Issuers entered into a fourth amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Fourth Amendment). As a result of the Fourth Amendment, the term loans outstanding under the 2025 AAdvantage Term Loan Facility were replaced with new term loans in the same principal amount. Pursuant to the Fourth Amendment, the 2025 AAdvantage Term Loan Facility bears interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 1.75% per annum or, at the AAdvantage Issuers’ option, the SOFR rate for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 2.75% per annum. All other terms of the 2025 AAdvantage Term Loan Facility remain substantially similar.

ITEM 8B. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF AMERICAN AIRLINES, INC.
Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
American Airlines, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Airlines, Inc. and subsidiaries (American) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of American as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), American’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2026 expressed an unqualified opinion on the effectiveness of American’s internal control over financial reporting.
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
Sufficiency of audit evidence over the realizability of tax net operating loss and other carryforwards
As discussed in Notes 1(i) and 5 to the consolidated financial statements, American had $3.6 billion of tax net operating loss and other carryforwards, which are recorded as deferred tax assets at December 31, 2025. Deferred tax assets are recognized related to tax net operating loss and other carryforwards that will reduce future taxable income. American provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. In evaluating the need for a valuation allowance, management considers the weighting of all available positive and negative evidence.
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
Dallas, Texas
February 18, 2026

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating revenues:
Passenger	$49,643	$49,586	$48,512
Cargo	839	804	812
Other	4,144	3,814	3,460
Total operating revenues	54,626	54,204	52,784
Operating expenses:
Aircraft fuel and related taxes	10,718	11,418	12,257
Salaries, wages and benefits	17,556	16,012	14,572
Regional expenses	5,406	5,009	4,619
Maintenance, materials and repairs	3,844	3,794	3,265
Other rent and landing fees	3,476	3,303	2,928
Aircraft rent	1,220	1,242	1,369
Selling expenses	1,997	1,812	1,799
Depreciation and amortization	1,884	1,919	1,927
Special items, net	159	610	971
Other	6,855	6,431	6,008
Total operating expenses	53,115	51,550	49,715
Operating income	1,511	2,654	3,069
Nonoperating income (expense):
Interest income	949	1,058	1,078
Interest expense, net	(1,780)	(2,029)	(2,206)
Other income (expense), net	81	5	(359)
Total nonoperating expense, net	(750)	(966)	(1,487)
Income before income taxes	761	1,688	1,582
Income tax provision	197	426	394
Net income	$564	$1,262	$1,188
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$564	$1,262	$1,188
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	170	320	(312)
Investments	—	2	3
Total other comprehensive income (loss), net of tax	170	322	(309)
Total comprehensive income	$734	$1,584	$879
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	December 31,
	2025	2024
ASSETS
Current assets
Cash	$936	$795
Short-term investments	4,880	6,177
Restricted cash and short-term investments	735	732
Accounts receivable, net	2,041	1,977
Receivables from related parties, net	9,896	8,187
Aircraft fuel, spare parts and supplies, net	2,596	2,476
Prepaid expenses and other	645	675
Total current assets	21,729	21,019
Operating property and equipment
Flight equipment	46,226	43,158
Ground property and equipment	9,954	9,709
Equipment purchase deposits	656	1,012
Total property and equipment, at cost	56,836	53,879
Less accumulated depreciation and amortization	(24,621)	(23,060)
Total property and equipment, net	32,215	30,819
Operating lease right-of-use assets	7,038	7,274
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $848 and $841, respectively	2,066	2,044
Deferred tax asset	1,832	2,068
Other assets	1,276	1,440
Total other assets	9,265	9,643
Total assets	$70,247	$68,755
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$3,750	$4,326
Accounts payable	2,717	2,372
Accrued salaries and wages	1,957	1,995
Air traffic liability	7,158	6,759
Loyalty program liability	3,725	3,556
Operating lease liabilities	1,048	1,082
Fuel financing	914	74
Other accrued liabilities	2,768	2,738
Total current liabilities	24,037	22,902
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	21,509	21,410
Pension and postretirement benefits	1,566	2,115
Loyalty program liability	6,839	6,498
Operating lease liabilities	5,860	5,926
Other liabilities	1,408	1,670
Total noncurrent liabilities	37,182	37,619
Commitments and contingencies (Note 10)
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,468	17,408
Accumulated other comprehensive loss	(4,507)	(4,677)
Retained deficit	(3,933)	(4,497)
Total stockholder’s equity	9,028	8,234
Total liabilities and stockholder’s equity	$70,247	$68,755
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$564	$1,262	$1,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,177	2,198	2,198
Debt extinguishment costs	20	9	267
Special items, net non-cash	(17)	(1)	41
Pension and postretirement	(31)	(82)	(14)
Deferred income tax provision	197	426	394
Share-based compensation, non-cash	55	89	97
Other, net	(91)	(260)	(216)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(69)	33	104
Increase in other assets	(144)	(287)	(2)
Increase in accounts payable	274	284	147
Increase (decrease) in air traffic liability	399	559	(545)
Increase in receivables from related parties, net	(1,701)	(1,099)	(482)
Increase in loyalty program liability	510	727	182
Contributions to pension plans	(225)	(295)	(71)
Increase (decrease) in other liabilities	12	(154)	418
Net cash provided by operating activities	1,930	3,409	3,706
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(3,716)	(2,624)	(2,542)
Proceeds from sale-leaseback transactions and sale of property and equipment	343	654	230
Sales of short-term investments	6,189	8,013	8,861
Purchases of short-term investments	(4,905)	(7,194)	(7,324)
Decrease in restricted short-term investments	3	177	51
Other investing activities	254	65	275
Net cash used in investing activities	(1,832)	(909)	(449)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(4,503)	(3,973)	(7,697)
Proceeds from issuance of long-term debt	3,773	1,670	4,822
Net proceeds from fuel financing	840	74	—
Other financing activities	(63)	(48)	(287)
Net cash provided by (used in) financing activities	47	(2,277)	(3,162)
Net increase in cash and restricted cash	145	223	95
Cash and restricted cash at beginning of year	893	670	575
Cash and restricted cash at end of year (a)	$1,038	$893	$670

(a) The following table provides a reconciliation of cash and restricted cash to amounts reported within the consolidated balance sheets:

Cash	$936	$795	$567
Restricted cash included in restricted cash and short-term investments	102	98	103
Total cash and restricted cash	$1,038	$893	$670
See accompanying notes to consolidated financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2022	$—	$17,230	$(4,690)	$(6,947)	$5,593
Net income	—	—	—	1,188	1,188
Other comprehensive loss, net	—	—	(309)	—	(309)
Share-based compensation expense	—	97	—	—	97
Intercompany equity transfer	—	8	—	—	8
Balance at December 31, 2023	—	17,335	(4,999)	(5,759)	6,577
Net income	—	—	—	1,262	1,262
Other comprehensive income, net	—	—	322	—	322
Share-based compensation expense	—	89	—	—	89
Modification of share-based awards	—	(20)	—	—	(20)
Intercompany equity transfer	—	4	—	—	4
Balance at December 31, 2024	—	17,408	(4,677)	(4,497)	8,234
Net income	—	—	—	564	564
Other comprehensive income, net	—	—	170	—	170
Share-based compensation expense	—	58	—	—	58
Intercompany equity transfer	—	2	—	—	2
Balance at December 31, 2025	$—	$17,468	$(4,507)	$(3,933)	$9,028
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
(b) Recent Accounting Pronouncements
Accounting Standards Update (ASU) 2024-03: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) Disaggregation of Income Statement Expenses
This standard enhances transparency in reporting by requiring disaggregation of certain costs and expenses in the notes to financial statements. This update is effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027, and early adoption is permitted. American is currently evaluating how the adoption of this standard may impact its disclosures.
ASU 2025-06: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software
This standard modernizes the accounting for costs related to internal-use software by removing references to project stages and by clarifying the thresholds entities apply to begin capitalizing costs. The amendments in this update are effective for interim and annual periods beginning after December 15, 2027, and early adoption is permitted. American is currently evaluating how the adoption of this standard may impact its consolidated financial statements.
(c) Investments
Short-term investments primarily include debt securities and are classified as available-for-sale and stated at fair value. Realized gains and losses are recorded as part of interest income within total nonoperating expense, net on American’s consolidated statements of operations. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss on American’s consolidated balance sheets. For investments in an unrealized loss position, American determines whether a credit loss exists by considering information about the collectability of the instrument, current market conditions and reasonable and supportable forecasts of economic conditions. There have been no credit losses.
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
(d) Restricted Cash and Short-term Investments
American has restricted cash and short-term investments related primarily to collateral held to support workers’ compensation obligations, collateral associated with the payment of interest for the AAdvantage Financing and money market funds to be used to finance the cost of improvements at the overhaul and maintenance base at Tulsa International Airport (Tulsa Maintenance Base). See Note 3 and Note 10 for further information on the AAdvantage Financing and Tulsa Maintenance Base, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(e) Accounts Receivable, Net
Accounts receivable primarily consist of amounts due from credit card processing companies for tickets sold to individual passengers, amounts due from airline and non-airline business partners, including American’s co-branded credit card partner and cargo customers. Receivables from ticket sales are short-term, mostly settled within seven days after sale. Receivables from American’s business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of December 31, 2025 and 2024. American considers past and future financial and qualitative factors, including aging, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.
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
The effect of these changes did not have a material impact to depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2025. Total mainline and regional depreciation and amortization expense was $2.2 billion for each of the years ended December 31, 2025, 2024 and 2023.
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
(h) Leases
American determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities and noncurrent operating lease liabilities on American’s consolidated balance sheets. Finance leases are included in property and equipment, current maturities of long-term debt and finance leases and long-term debt and finance leases, net of current maturities, on American’s consolidated balance sheets. See Note 4 for further information on American’s operating and finance leases.
ROU assets represent American’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

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
American provides a valuation allowance for its deferred tax assets, which include its net operating losses (NOLs) and other carryforwards, when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. American considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. Many factors are considered that impact American’s assessment of future profitability, including conditions which are beyond its control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand. American has determined that positive factors outweigh negative factors in the determination of the realizability of its deferred tax assets.
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
Goodwill is assessed for impairment by initially performing a qualitative assessment. If American determines that it is more likely than not that its goodwill may be impaired, it uses a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any. Based upon American’s annual assessment, there was no goodwill impairment in 2025. The carrying value of American’s goodwill on its consolidated balance sheets was $4.1 billion as of December 31, 2025 and 2024.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
American had $124 million and $101 million of definite-lived intangible assets, net of accumulated amortization on its consolidated balance sheets as of December 31, 2025 and 2024, respectively. American expects to record amortization expense related to these assets of approximately $7 million for each of the years in 2026 through 2030, and $88 million of amortization expense in 2031 and thereafter until fully amortized.
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
Indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment. If American determines that it is more likely than not that its indefinite-lived intangible assets may be impaired, American uses a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any. Based upon American’s annual assessment, there were no indefinite-lived intangible asset impairments in 2025. American had $1.9 billion of indefinite-lived intangible assets on its consolidated balance sheets as of December 31, 2025 and 2024.
(l) Fuel Financing
In December 2024, American entered into a fuel financing facility with a bank pursuant to which the bank pays certain fuel invoices on American’s behalf. The agreement contains a maximum allowable outstanding principal balance at any time of $1.0 billion and is required to be repaid at least quarterly. The fuel financing facility bears interest at a base rate equal to one-month Secured Overnight Financing Rate (SOFR), plus a margin of 3.75%. American’s obligations to the counterparty are secured on a second-priority basis by certain intellectual property of American, including the “American Airlines” trademark and the “aa.com” domain name in the United States and certain foreign jurisdictions, as provided in, and subject to the covenants and conditions of, the Second Lien Brand Collateral Security Agreement. Either American or the bank may terminate this agreement at any time and with immediate effect upon sixty days’ prior written notice to the other party. As of December 31, 2025 and 2024, American had $914 million and $74 million, respectively, in fuel financing obligations included on American’s consolidated balance sheets.
The following is a rollforward of American’s outstanding fuel financing obligation during the years ended December 31, 2025 and 2024 (in millions):

	2025	2024
Balance at beginning of year	$74	$—
Proceeds	1,217	74
Payments	(377)	—
Balance at end of year	$914	$74
American includes payments to designated fuel suppliers as an operating activity in the consolidated statement of cash flows. Proceeds and payments related to fuel financing transactions are presented net as a financing activity in the consolidated statement of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(m) Revenue Recognition
Revenue
The following are the significant categories comprising American’s operating revenues (in millions):

	Year Ended December 31,
	2025	2024	2023
Passenger revenue:
Passenger travel	$45,607	$45,743	$44,914
Loyalty revenue - travel (1)	4,036	3,843	3,598
Total passenger revenue	49,643	49,586	48,512
Cargo	839	804	812
Other:
Loyalty revenue - marketing services	3,511	3,257	2,929
Other revenue	633	557	531
Total other revenue	4,144	3,814	3,460
Total operating revenues	$54,626	$54,204	$52,784

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners. See “Loyalty Revenue” below for further discussion on these mileage credits.
The following is American’s total passenger revenue by geographic region (in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$35,201	$35,336	$34,592
Latin America	6,444	6,560	6,719
Atlantic	6,583	6,445	6,205
Pacific	1,415	1,245	996
Total passenger revenue	$49,643	$49,586	$48,512
American attributes passenger revenue by geographic region based upon the origin and destination of each flight segment.
Passenger Revenue
American recognizes all revenues generated from transportation on American and its regional flights operated under the brand name American Eagle, including associated baggage fees and other inflight services, as passenger revenue when transportation is provided. Ticket and other related sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on American’s consolidated balance sheets. The air traffic liability principally represents tickets sold for future travel on American, American Eagle and partner airlines.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Loyalty Revenue
American currently operates the loyalty program, AAdvantage®. This program awards mileage credits to passengers who fly on American, American Eagle, any oneworld airline or other partner airlines, or by using the services of other program participants, such as American’s co-branded credit cards, and certain hotels and car rental companies. Mileage credits can be redeemed for travel on American, American Eagle and other participating partner airlines, as well as for other non-air travel awards such as car rentals, hotel stays, cruises and retail goods from program partners. For mileage credits earned by AAdvantage program members, American applies the deferred revenue method.
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
Mileage credits sold to co-branded credit card and other partners
American sells mileage credits to participating airline partners and non-airline business partners, including American’s co-branded credit card partner, under contracts with remaining terms generally from one to 10 years as of December 31, 2025. Consideration received from the sale of mileage credits is predominantly variable and payment terms typically are within 30 days subsequent to the month of mileage sale. Sales of mileage credits to co-branded credit card and non-airline business partners are comprised of two revenue elements: a transportation component and a marketing component. American allocates the consideration received from these sales of mileage credits based on the relative selling price of each product or service delivered.
American’s most significant mileage credit partner agreement is its co-branded credit card agreement with Citibank N.A. (Citi). In December 2024, American announced a 10-year agreement with Citi and Citi became the exclusive issuer of the AAdvantage co-branded credit card portfolio in the U.S. starting in 2026.
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

	December 31,
	2025	2024
	(In millions)
Loyalty program liability	$10,564	$10,054
Air traffic liability	7,158	6,759
Total	$17,722	$16,813
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2024	$10,054
Deferral of revenue	4,445
Recognition of revenue (1)	(3,935)
Balance at December 31, 2025 (2)	$10,564

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as the AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of December 31, 2025, American’s current loyalty program liability was $3.7 billion and represents American’s current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
Additionally, as of December 31, 2025 and 2024, American’s loyalty program liability includes a one-time cash payment related to the new co-branded credit card agreement announced in December 2024, which will be amortized over the life of the new agreement beginning in 2026.
The air traffic liability principally represents tickets sold for future travel on American, American Eagle and partner airlines. The balance in American’s air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For 2025, $5.1 billion of revenue was recognized in passenger revenue that was included in American’s air traffic liability at December 31, 2024.
(n) Maintenance, Materials and Repairs
Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under certain power-by-the-hour maintenance agreements, which are charged to operating expense based on contractual terms when an obligation exists.
(o) Selling Expenses
Selling expenses include credit card fees, commissions, third party distribution channel fees and advertising. Selling expenses associated with passenger revenue are expensed when the transportation or service is provided. Advertising costs are expensed as incurred. Advertising expense was $200 million, $143 million and $114 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
(q) Foreign Currency Gains and Losses
Foreign currency gains and losses are recorded as part of other income (expense), net within total nonoperating expense, net on American’s consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023, foreign currency losses were $15 million, $47 million and $30 million, respectively.
(r) Other Operating Expenses
Other operating expenses includes costs associated with onboard food and catering, crew travel, ground and cargo handling, passenger accommodation, international navigation fees, aircraft cleaning, airport lounge operations and certain general and administrative expenses.
(s) Regional Expenses
American's regional carriers provide scheduled air transportation under the brand name “American Eagle.” The American Eagle carriers include AAG's wholly-owned regional carriers as well as third-party regional carriers. American's regional carrier arrangements are principally in the form of capacity purchase agreements with its third-party regional partners and similar arrangements with AAG’s wholly-owned regional affiliates. Expenses, excluding fuel expense, associated with American Eagle operations are classified as regional expenses on the consolidated statements of operations.
Regional expenses for the years ended December 31, 2025, 2024 and 2023 include $293 million, $279 million and $271 million of depreciation and amortization, respectively. Regional expenses also include $9 million of aircraft rent for each of the years ended December 31, 2025 and 2024 and $7 million for the year ended December 31, 2023.
In 2025, 2024 and 2023, American recognized $658 million, $612 million and $636 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). American holds a 20.8% equity interest in Republic Airways Holdings Inc. (Republic Holdings), the parent company of Republic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
2. Special Items, Net
Special items, net on American’s consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Litigation reserve adjustments	$77	$—	$—
Labor contract expenses (1)	31	605	989
Severance expenses	44	13	23
A330 fleet-related adjustments (2)	—	(42)	—
Other operating special items, net	7	34	(41)
Mainline operating special items, net	159	610	971
Regional operating special items, net (3)	3	33	—
Operating special items, net	162	643	971

Mark-to-market adjustments on equity investments, net (4)	(40)	8	82
Debt refinancing and extinguishment (5)	22	16	280
Other nonoperating special items, net	18	—	—
Nonoperating special items, net	—	24	362

(1)Labor contract expenses for 2025 included a one-time charge resulting from adjustments to vacation accruals due to pay rate increases effective January 1, 2025, following the ratification of the contract extension in the fourth quarter of 2024 with American’s mainline maintenance and fleet service team members.
Labor contract expenses for 2024 included one-time charges resulting from the ratifications of new collective bargaining agreements (CBAs) with American’s mainline flight attendants and passenger service team members, including one-time payments and adjustments to vacation accruals resulting from pay rate increases.
Labor contract expenses for 2023 included one-time charges resulting from the ratification of a new CBA with American’s mainline pilots, including a one-time payment of $754 million as well as adjustments to other benefit-related items of $235 million.
(2)In 2024, American entered into a sales agreement for certain Airbus A330 aircraft, resulting in a $42 million gain. These aircraft were previously retired in 2020 as a result of the decline in demand for air travel due to the COVID-19 pandemic.
(3)Regional operating special items, net for 2024 included a $33 million non-cash write down of regional aircraft resulting from the decision to permanently park 43 Embraer ERJ145 aircraft.
(4)Mark-to-market adjustments on equity investments, net included net unrealized gains and losses associated with certain equity investments. See Note 7 for further information related to American’s equity investments.
(5)Debt refinancing and extinguishment costs in 2023 primarily included cash charges for premiums paid in connection with the early repayment of debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
3. Debt
Debt included on American’s consolidated balance sheets consisted of (in millions):

	December 31,
	2025	2024
Secured
2013 Term Loan Facility, variable interest rate of 6.00%, installments until due in February 2028 (a)	$970	$980
2014 Term Loan Facility, variable interest rate of 5.69%, installments until due in January 2027 (a)	1,159	1,171
2023 Term Loan Facility, variable interest rate of 6.26%, installments until due in June 2029 (a)	1,078	1,089
10.75% senior secured IP notes (b)	—	781
10.75% senior secured LGA/DCA notes (b)	—	156
7.25% senior secured notes, interest only payments until due in February 2028 (b)	750	750
8.50% senior secured notes, interest only payments until due in May 2029 (b)	1,000	1,000
5.50% senior secured notes, installments until due in April 2026 (c)	583	1,750
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (c)	3,000	3,000
2021 AAdvantage Term Loan Facility, variable interest rate of 6.13%, installments until due in April 2028 (c)	2,264	2,450
2025 AAdvantage Term Loan Facility, variable interest rate of 7.13%, installments until due in May 2032 (c)	995	—
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 3.95%, maturing from 2026 to 2038 (d)	6,912	7,271
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 6.56%, averaging 5.57%, maturing from 2026 to 2037 (e)	4,719	4,094
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	789	880
	24,219	25,372
Unsecured
Senior short-term term loan facility, variable interest rate of 6.11%, interest only payments until due in January 2026 (f)	629	—
Total	24,848	25,372
Less: Total unamortized debt discount, premium and issuance costs	313	300
Less: Current maturities	3,641	4,196
Long-term debt, net of current maturities	$20,894	$20,876
As of December 31, 2025, the maximum availability under American’s revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility (1)	$519
2014 Revolving Facility (1)	1,557
2023 Revolving Facility (1)	924
Other facilities (2)	397
Total	$3,397

(1)On April 21, 2025, the aggregate revolving commitments under the 2013, 2014 and 2023 Revolving Facilities were increased from approximately $2.9 billion to $3.0 billion upon the upsize of commitments by certain existing lenders. No other terms were changed and there are no borrowings outstanding under the facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(2)Includes a revolving credit facility that provides for borrowing capacity of up to $350 million, maturing in March 2027 with an option to extend for an additional year. Additionally, American currently has $47 million of available borrowing base under a cargo receivables facility that is scheduled to expire in December 2026. There are no amounts drawn under these facilities.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
At December 31, 2025, the maturities of long-term debt are as follows (in millions):

2026	$3,641
2027	4,455
2028	7,324
2029	4,045
2030	730
2031 and thereafter	4,653
Total	$24,848
(a) 2013, 2014 and 2023 Credit Facilities
2013 Credit Facilities
The Amended and Restated Credit and Guaranty Agreement dated as of May 21, 2015, as amended (the 2013 Credit Agreement), includes a revolving credit facility (the 2013 Revolving Facility) and term loan facility (the 2013 Term Loan Facility), collectively referred to as the 2013 Credit Facilities. The 2013 Term Loan Facility matures in February 2028 and bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.25% per annum or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 2.25% per annum. SOFR borrowings under the 2013 Term Loan Facility are not subject to a credit spread adjustment. As of December 31, 2025, the margin elected was 2.25% per annum.
The 2013 Revolving Facility matures in June 2029 and bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. SOFR borrowings under the 2013 Revolving Facility are not subject to a credit spread adjustment. The 2013 Revolving Facility has aggregate commitments of $519 million, with the ability to issue letters of credit up to an aggregate amount of $100 million. As of December 31, 2025, there were no borrowings or letters of credit outstanding under the 2013 Revolving Facility.
2014 Credit Facilities
The Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, as amended (the 2014 Credit Agreement), includes a revolving credit facility (the 2014 Revolving Facility) and term loan facility (the 2014 Term Loan Facility), collectively referred to as the 2014 Credit Facilities. The 2014 Term Loan Facility matures in January 2027 and bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 0.75% or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American, plus the SOFR adjustment applicable to such interest period (with such SOFR rate plus SOFR adjustment being subject to a floor of 0.00%) plus an applicable margin of 1.75%. As of December 31, 2025, the margin elected was 1.75% per annum.
The 2014 Revolving Facility matures in June 2029 and bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. SOFR borrowings under the 2014 Revolving Facility are not subject to a credit spread adjustment. The 2014 Revolving Facility has aggregate commitments of $1.6 billion, with the ability to issue letters of credit up to an aggregate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
amount of $200 million. As of December 31, 2025, there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.
2023 Credit Facilities
The Credit and Guaranty Agreement, dated as of December 4, 2023, as amended (the 2023 Credit Agreement), includes a revolving credit facility (the 2023 Revolving Facility) and term loan facility (the 2023 Term Loan Facility), collectively referred to as the 2023 Credit Facilities. The 2023 Term Loan Facility matures in June 2029 and bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 1.25% per annum or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 2.25% per annum. SOFR borrowings under the 2023 Term Loan Facility are not subject to a credit spread adjustment. As of December 31, 2025, the margin elected was 2.25% per annum.
The 2023 Revolving Facility matures in June 2029 and bears interest at a base rate (subject to a floor of 1.00%) plus an applicable margin of 2.00%, 2.25% or 2.50%, depending on AAG’s public corporate credit rating, or, at American’s option, the SOFR rate for a tenor of one, three or six months, depending on the interest period selected by American (subject to a floor of 0.00%), plus an applicable margin of 3.00%, 3.25% or 3.50%, depending on AAG’s public corporate credit rating. SOFR borrowings under the 2023 Revolving Facility are not subject to a credit spread adjustment. The 2023 Revolving Facility has aggregate commitments of $924 million. As of December 31, 2025, there were no borrowings outstanding under the 2023 Revolving Facility.
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
The 2013, 2014 and 2023 Revolving Facilities provide that American may from time to time borrow, repay and reborrow loans thereunder. The 2013, 2014 and 2023 Revolving Facilities are each subject to an undrawn annual fee of 0.75%.
Subject to certain limitations and exceptions, the Credit Facilities are secured by collateral, including certain slots, route authorities, simulators and leasehold rights. American has the ability to make modifications to the collateral pledged, subject to certain restrictions. American’s obligations under the Credit Facilities are guaranteed by AAG, and such guarantee is AAG’s senior unsecured obligations (all of the collateral is owned by American, and AAG has not granted a security interest in any assets to secure any of the foregoing obligations). The Credit Facilities contain events of default customary for similar financings, including cross default and cross-acceleration to other material indebtedness.
(b) Senior Secured Notes
10.75% Senior Secured Notes
On September 25, 2020 (the 10.75% Senior Secured Notes Closing Date), American issued $1.0 billion in initial principal amount of senior secured IP notes (the IP Notes) and $200 million in initial principal amount of senior secured LGA/DCA notes (the LGA/DCA Notes and together with the IP Notes, the 10.75% Senior Secured Notes). In February 2025, American prepaid $308 million toward portions of the outstanding principal amounts of the 10.75% Senior Secured Notes. In October 2025, American redeemed in full the $629 million in aggregate principal amount of 10.75% Senior Secured Notes in advance of maturity at par, plus accrued and unpaid interest thereon, using amounts borrowed under a senior unsecured short-term term loan facility, described further below.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
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
American may redeem the 7.25% Senior Secured Notes, in whole or in part, at the redemption prices described in the 7.25% Senior Secured Notes Indenture, plus any accrued and unpaid interest thereon to but excluding the date of redemption.
Twice per year, American is required to deliver an appraisal of the 7.25% Senior Secured Notes Collateral and an officer’s certificate demonstrating the calculation of a collateral coverage ratio in relation to the 7.25% Senior Secured Notes Collateral (the 7.25% Senior Secured Notes Collateral Coverage Ratio) as of the date of delivery of the appraisal for the applicable period. If the 7.25% Senior Secured Notes Collateral Coverage Ratio is less than 1.6 to 1.0 as of the date of delivery of the appraisal for the applicable period, then, subject to a cure period in which additional collateral can be provided or debt repaid such that American meets the required 7.25% Senior Secured Notes Collateral Coverage Ratio, American will be required to pay special interest in an additional amount equal to 2.00% per annum of the principal amount of the 7.25% Senior Secured Notes until the 7.25% Senior Secured Notes Collateral Coverage Ratio is established to be at least 1.6 to 1.0.
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
American may redeem the 8.50% Senior Secured Notes, in whole or in part, at the redemption prices described in the 8.50% Senior Secured Notes Indenture, plus any accrued and unpaid interest thereon to but excluding the date of redemption.
Twice per year, American is required to deliver an appraisal of the 8.50% Senior Secured Notes Collateral and an officer’s certificate demonstrating the calculation of a collateral coverage ratio in relation to the 8.50% Senior Secured Notes Collateral (the 8.50% Senior Secured Notes Collateral Coverage Ratio) as of the date of delivery of the appraisal for the applicable period. If the 8.50% Senior Secured Notes Collateral Coverage Ratio is less than 1.6 to 1.0 as of the date of delivery of the appraisal for the applicable period, then, subject to a cure period in which additional collateral can be provided or debt repaid such that American meets the required 8.50% Senior Secured Notes Collateral Coverage Ratio, American will be required to pay special interest in an additional amount equal to 2.00% per annum of the principal amount of the 8.50% Senior Secured Notes until the 8.50% Senior Secured Notes Collateral Coverage Ratio is established to be at least 1.6 to 1.0.
(c) AAdvantage Financing
On March 24, 2021 (the 2021 AAdvantage Financing Closing Date), American and AAdvantage Loyalty IP Ltd., a Cayman Islands exempted company incorporated with limited liability and an indirect wholly-owned subsidiary of American (Loyalty Issuer and, together with American, the AAdvantage Issuers), completed the offering of $3.5 billion aggregate principal amount of 5.50% Senior Secured Notes due 2026 (the 2026 Notes) and $3.0 billion aggregate principal amount

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
of 5.75% Senior Secured Notes due 2029 (the 2029 Notes, and together with the 2026 Notes, the AAdvantage Notes). The AAdvantage Notes are fully and unconditionally guaranteed (the AAdvantage Note Guarantees) by an indirect, wholly-owned subsidiary of American, and other wholly-owned subsidiaries (together, the SPV Guarantors) and AAG.
Concurrent with the issuance of the AAdvantage Notes, the AAdvantage Issuers, as co-borrowers, entered into a term loan credit and guaranty agreement, dated March 24, 2021, as amended, providing for a $3.5 billion term loan facility (the 2021 AAdvantage Term Loan Facility). On March 24, 2025, the AAdvantage Issuers entered into a second amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Second Amendment). As a result of the Second Amendment, the term loans outstanding with a principal amount of approximately $2.3 billion were replaced with new term loans in the same principal amount. The terms of the new term loans are substantially similar to the prior term loans; however, the new term loans bear interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 1.25% per annum or, at the AAdvantage Issuers’ option, the SOFR rate for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 2.25% per annum. Additionally, the scheduled quarterly principal amortization amount was reduced to 0.25% of the principal amount of term loans outstanding as of March 24, 2025 (approximately $6 million each quarter), which began in July 2025, and the remaining balance is due at maturity in April 2028. Pursuant to the Second Amendment, the new term loans are not subject to a cost spread adjustment. As of December 31, 2025, the margin elected for the 2021 AAdvantage Term Loan Facility was 2.25%.
On May 28, 2025, the AAdvantage Issuers entered into a third amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Third Amendment). As a result of the Third Amendment, the AAdvantage Issuers incurred $1.0 billion of incremental term loans (the 2025 AAdvantage Term Loan Facility) due on May 28, 2032. The terms of the 2025 AAdvantage Term Loan Facility are substantially similar to the 2021 AAdvantage Term Loan Facility; however, the 2025 AAdvantage Term Loan Facility bears interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 2.25% per annum or, at the AAdvantage Issuers’ option, the SOFR rate for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 3.25% per annum. Additionally, the scheduled quarterly principal amortization amount is equal to 0.25% of the original aggregate principal amount of the 2025 AAdvantage Term Loan Facility (approximately $3 million each quarter), which began in July 2025, and the remaining balance is due at maturity in May 2032. Pursuant to the Third Amendment, the 2025 AAdvantage Term Loan Facility is not subject to a cost spread adjustment. The net proceeds from the 2025 AAdvantage Term Loan Facility were used, in part, to repay AAG’s 6.50% convertible senior notes. As of December 31, 2025, the margin elected for the 2025 AAdvantage Term Loan Facility was 3.25%.
The AAdvantage Notes, 2021 AAdvantage Term Loan Facility and 2025 AAdvantage Term Loan Facility are collectively referred to as the AAdvantage Financing. The term loans drawn under the 2021 AAdvantage Term Loan Facility and 2025 AAdvantage Term Loan Facility (collectively, the AAdvantage Loans) are fully and unconditionally guaranteed (together with the AAdvantage Note Guarantees, the AAdvantage Guarantees) by the SPV Guarantors and AAG.
Subject to certain permitted liens and other exceptions, the AAdvantage Notes, AAdvantage Loans and AAdvantage Guarantees provided by the SPV Guarantors are secured by a first-priority security interest in, and pledge of, various agreements with respect to the AAdvantage program (the AAdvantage Agreements) (including all payments thereunder) and certain intellectual property licenses, certain deposit accounts that will receive cash under the AAdvantage Agreements, certain reserve accounts, the equity of each of Loyalty Issuer and the SPV Guarantors and substantially all other assets of Loyalty Issuer and the SPV Guarantors, including American’s rights to certain data and other intellectual property used in the AAdvantage program (subject to certain exceptions) (collectively, the AAdvantage Collateral).
Payment Terms of the AAdvantage Financing
Interest on the AAdvantage Notes is payable in cash, quarterly in arrears on the 20th day of each January, April, July and October (each, an AAdvantage Payment Date), which began on July 20, 2021. The 2026 Notes will mature on April 20, 2026, and the 2029 Notes will mature on April 20, 2029. The outstanding principal on the 2026 Notes are repaid in quarterly installments of $292 million on each AAdvantage Payment Date, which began in July 2023. The outstanding principal on the 2029 Notes will be repaid in quarterly installments of $250 million on each AAdvantage Payment Date, beginning on July 20, 2026.
The AAdvantage Issuers may redeem the AAdvantage Notes, at their option, in whole or in part, at a redemption price equal to 100% of the principal amount of the AAdvantage Notes redeemed plus a “make-whole” premium, together with accrued and unpaid interest to the date of redemption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
The scheduled maturity date of the term loans under the 2021 AAdvantage Term Loan Facility is April 20, 2028. The outstanding principal on the loans due under such facility will be repaid in quarterly installments of approximately $6 million, on each AAdvantage Payment Date. The scheduled maturity date of the term loans under the 2025 AAdvantage Term Loan Facility is May 28, 2032. The outstanding principal on the loans due under such facility will be repaid in quarterly installments of approximately $3 million, on each AAdvantage Payment Date. These amortization payments (as well as those for the AAdvantage Notes) will be subject to the occurrence of certain early amortization events, including the failure to satisfy a minimum debt service coverage ratio at specified determination dates.
Prepayment of some or all of the outstanding amounts under the AAdvantage Loans is permitted, although payment of an applicable premium is required as specified in the term loans of the AAdvantage Loans.
The AAdvantage Indenture and the AAdvantage Loans contain mandatory prepayment provisions triggered upon (i) the issuance or incurrence by Loyalty Issuer or the SPV Guarantors of certain indebtedness or (ii) the receipt by American or its subsidiaries of net proceeds from pre-paid frequent flyer (i.e., AAdvantage) mileage credit sales exceeding $505 million. Each of these prepayments would also require payment of an applicable premium. Certain other events, including the occurrence of a change of control with respect to AAG and certain AAdvantage Collateral sales exceeding a specified threshold, will also trigger mandatory repurchase or mandatory prepayment provisions under the AAdvantage Indenture and the AAdvantage Loans, respectively.
(d) EETCs issued in 2025
2025-1 Aircraft EETCs
In November 2025, American created two pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2025-1 Class A and Class B EETCs (the 2025-1 Aircraft EETCs) in connection with the financing of 25 aircraft delivered or to be delivered to American from October 2025 through March 2026 (the 2025-1 Aircraft). As of December 31, 2025, approximately $978 million of the proceeds had been used to purchase equipment notes issued by American in connection with the financing of 21 aircraft under the 2025-1 Aircraft EETCs. Interest and principal payments on equipment notes issued in connection with the 2025-1 Aircraft EETCs are payable semi-annually in May and November each year, with interest payments scheduled to begin in May 2026 and principal payments scheduled to begin in November 2026. The remaining proceeds of approximately $127 million as of December 31, 2025 were being held in escrow with a depositary for the benefit of the holders of the 2025-1 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2025-1 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its consolidated balance sheet because the proceeds held by the depositary for the benefit of the holders of the 2025-1 Aircraft EETCs are not American’s assets.
Certain information regarding the 2025-1 Aircraft EETC equipment notes, as of December 31, 2025, is set forth in the table below:

2025-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$884 million	$221 million
Remaining escrowed proceeds	$102 million	$25 million
Fixed interest rate per annum	4.90%	5.65%
Maturity date	May 2038	November 2034
(e) Equipment Loans and Other Notes Payable Issued in 2025
In 2025, American entered into agreements under which it borrowed $1.2 billion in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2036 through 2037 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 5.72% as of December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(f) Short-Term Term Loan Facility
In October 2025, American borrowed $629 million under a senior unsecured short-term term loan facility to refinance in full the $629 million outstanding principal amount of the 10.75% Senior Secured Notes, described above. Term loans under the facility were scheduled to mature on January 21, 2026 and bore interest at SOFR for a tenor of one month plus an applicable margin of 2.375% per annum, payable monthly. The term loans were fully and unconditionally guaranteed by AAG. On January 2, 2026, American voluntarily prepaid the remaining outstanding principal amount of the short-term term loan facility.
Other Financing Activities
In 2025, American prepaid $487 million of the outstanding principal amounts of certain equipment notes issued under EETCs, and these amounts were applied to repay the related trust certificates.
Guarantees
As of December 31, 2025, American had issued guarantees covering AAG’s $1.8 billion aggregate principal amount of the PSP1 Promissory Note due April 2030, $1.0 billion aggregate principal amount of the PSP2 Promissory Note due January 2031 and $959 million aggregate principal amount of the PSP3 Promissory Note due April 2031.
Certain Covenants
American’s debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict American’s ability to incur additional indebtedness. American’s debt agreements also contain customary change of control provisions, which may require it to repay or redeem such indebtedness upon certain events constituting a change of control under the relevant agreement, in certain cases at a premium. Additionally, certain of American’s debt financing agreements (including its secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV) or collateral coverage ratio covenants and certain agreements require American to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the applicable LTV or collateral coverage ratio exceeds or falls below a specified threshold, as the case may be, American will be required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), withhold additional cash in certain accounts, or pay down such financing, in whole or in part, or the interest rate for the relevant financing will be increased. Additionally, a significant portion of American’s debt financing agreements contain covenants requiring it to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities, and its AAdvantage Financing contains a peak debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment, in whole or in part, of the AAdvantage Financing.
Specifically, American is required to meet certain collateral coverage tests for its Credit Facilities, 7.25% Senior Secured Notes and 8.50% Senior Secured Notes, as described below:

	2013 Credit Facilities	7.25% Senior Secured Notes	2014 Credit Facilities	2023 Credit Facilities	8.50% Senior Secured Notes
LTV Requirement	1.6x Collateral valuation to amount of debt outstanding (62.5% LTV)
LTV as of Last Measurement Date	38.4%		15.3%	25.4%
Frequency of Appraisals of Appraised Collateral	Semi-Annual
Collateral Description	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and South America and New Zealand		Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and European Union (including London Heathrow)	Generally, certain slots, route authorities and airport gate leasehold rights used by American to operate certain services between the U.S. and Australia, Canada, the Caribbean, Central America, China, Hong Kong, Japan, Mexico, South Korea and Switzerland
At December 31, 2025, American was in compliance with the applicable collateral coverage tests as of the most recent measurement dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
4. Leases
American leases certain aircraft and engines, including aircraft under capacity purchase agreements. As of December 31, 2025, American operated 677 leased aircraft, including 171 aircraft leased under capacity purchase agreements, with remaining terms ranging from less than one year to approximately 13 years.
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
The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$1,683	$1,828	$1,992
Finance lease cost:
Amortization of assets	123	125	119
Interest on lease liabilities	48	39	44
Variable lease cost	3,382	3,059	2,703
Total net lease cost	$5,236	$5,051	$4,858
Included in the table above are $248 million, $225 million and $274 million of lease costs under American’s capacity purchase agreement with Republic for the years ended December 31, 2025, 2024 and 2023, respectively. American holds a 20.8% equity interest in Republic Holdings, the parent company of Republic.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31,
	2025	2024
Operating leases:
Operating lease ROU assets	$7,038	$7,274

Current operating lease liabilities	$1,048	$1,082
Noncurrent operating lease liabilities	5,860	5,926
Total operating lease liabilities	$6,908	$7,008

Finance leases:
Property and equipment, at cost	$1,412	$1,604
Accumulated amortization	(640)	(924)
Property and equipment, net	$772	$680

Current finance lease liabilities	$114	$132
Noncurrent finance lease liabilities	610	531
Total finance lease liabilities	$724	$663

Weighted average remaining lease term (in years):
Operating leases	8.4	8.2
Finance leases	7.8	7.4

Weighted average discount rate:
Operating leases	7.3%	7.5%
Finance leases	7.1%	7.0%
Supplemental cash flow and other information related to leases was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,633	$1,810	$2,011
Operating cash flows from finance leases	48	40	47
Financing cash flows from finance leases	120	145	255

Gain (loss) on sale leaseback transactions, net	(13)	76	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Maturities of lease liabilities were as follows (in millions):

	December 31, 2025
	Operating Leases	Finance Leases
2026	$1,487	$161
2027	1,358	152
2028	1,238	110
2029	1,131	102
2030	948	100
2031 and thereafter	2,987	310
Total lease payments	9,149	935
Less: Imputed interest	(2,241)	(211)
Total lease obligations	6,908	724
Less: Current obligations	(1,048)	(114)
Long-term lease obligations	$5,860	$610
5. Income Taxes
The significant components of the income tax provision were (in millions):

	Year Ended December 31,
	2025	2024	2023
Deferred income tax provision:
Federal	$183	$391	$361
State and local	14	35	33
Deferred income tax provision	197	426	394
Total income tax provision	$197	$426	$394
The income tax provision differed from amounts computed at the U.S. federal statutory income tax rate as follows (amounts in millions):

	Year Ended December 31,
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory income tax rate	$160	21.0%	$355	21.0%	$332	21.0%
Domestic federal:
Nontaxable or nondeductible items
Nondeductible meals and other nondeductible employee benefits	23	3.0%	18	1.1%	19	1.2%
Nondeductible officer compensation	10	1.3%	12	0.7%	11	0.6%
Other nontaxable and nondeductible items	(4)	(0.4)%	12	0.7%	4	0.3%
Other	(6)	(0.8)%	—	—%	—	—%
Domestic state and local income taxes, net of federal effect	14	1.8%	29	1.7%	28	1.8%
Effective tax rate	$197	25.9%	$426	25.2%	$394	24.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
The components of American’s deferred tax assets and liabilities were (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss and other carryforwards	$3,566	$3,891
Loyalty program liability	1,949	1,799
Leases	1,553	1,582
Pension benefits	104	228
Postretirement benefits other than pension benefits	260	270
Rent expense	37	59
Other	633	726
Total deferred tax assets	8,102	8,555
Valuation allowance	(12)	(12)
Net deferred tax assets	8,090	8,543
Deferred tax liabilities:
Accelerated depreciation and amortization	(4,520)	(4,599)
Leases	(1,582)	(1,642)
Other	(165)	(244)
Total deferred tax liabilities	(6,267)	(6,485)
Net deferred tax asset	$1,823	$2,058
At December 31, 2025, American had approximately $11.7 billion of gross federal NOLs and $3.8 billion of other carryforwards available to reduce future federal taxable income, of which $1.8 billion will expire beginning in 2033 if unused and $13.7 billion can be carried forward indefinitely. American is a member of AAG’s consolidated federal and certain state income tax returns. American also had approximately $4.7 billion of NOL carryforwards to reduce future state taxable income at December 31, 2025, which will expire in taxable years 2025 through 2045 if unused.
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
In 2025, American recorded an income tax provision of $197 million with an effective rate of approximately 25.9%, which was substantially non-cash. Substantially all of American’s income before income taxes is attributable to the United States.
American files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. American’s 2022 through 2024 tax years are still subject to examination by the Internal Revenue Service. Various state, local and foreign jurisdiction tax years remain open to examination, and American is under examination, in administrative appeals or engaged in tax litigation in certain jurisdictions. American believes that the effect of any assessments will not be material to its consolidated financial statements.
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
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the year ended December 31, 2025.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$828	$828	$—	$—
Corporate obligations	3,063	—	3,063	—
Bank notes/certificates of deposit/time deposits	589	—	589	—
Repurchase agreements	400	—	400	—
	4,880	828	4,052	—
Restricted cash and short-term investments (1), (3)	735	425	310	—
Long-term investments (4)	209	209	—	—
Total	$5,824	$1,462	$4,362	$—

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Short-term investments (1):
Money market funds	$678	$678	$—	$—
Corporate obligations	2,909	—	2,909	—
Bank notes/certificates of deposit/time deposits	2,040	—	2,040	—
Repurchase agreements	550	—	550	—
	6,177	678	5,499	—
Restricted cash and short-term investments (1), (3)	732	442	290	—
Long-term investments (4)	161	161	—	—
Total	$7,070	$1,281	$5,789	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)American’s short-term investments as of December 31, 2025 mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations, collateral associated with the payment of interest for the AAdvantage Financing and money market funds to be used to finance the cost of improvements at the Tulsa Maintenance Base. Restricted short-term investments principally mature in one year or less.
(4)Long-term investments primarily include American's equity investment in China Southern Airlines Company Limited (China Southern Airlines). See Note 7 for further information on American’s equity investments.
Fair Value of Debt
The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	December 31, 2025
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$24,535	$25,051	$—	$25,051	$—

	December 31, 2024
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$25,072	$25,234	$—	$25,234	$—
7. Investments
To help expand American’s network and as part of its ongoing commitment to sustainability, American enters into various commercial relationships or other strategic partnerships, including equity investments, with other airlines and companies.
American’s equity investments, ownership interest and carrying value were as follows:

		Ownership Interest		Carrying Value (in millions)
		December 31,		December 31,
	Accounting Treatment	2025	2024	2025	2024
Republic Holdings (1)	Equity Method	20.8%	25.0%	$254	$253
China Southern Airlines	Fair Value	1.5%	1.5%	203	142
Other investments (2)	Various			146	120
Total				$603	$515

(1)In November 2025, Republic Holdings completed a merger with Mesa Air Group, Inc. As a result, American’s equity interest in Republic Holdings decreased from 25.0% to 20.8%.
(2)Primarily includes American’s investment in JetSMART Holdings Limited, which is accounted for under the equity method.

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
Benefit Obligations, Fair Value of Plan Assets and Funded Status
The following tables provide a reconciliation of the changes in the pension and retiree medical and other postretirement benefits obligations, fair value of plan assets and funded status as of December 31, 2025 and 2024:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2025	2024	2025	2024

	(In millions)
Benefit obligation at beginning of period	$13,258	$14,314	$1,307	$1,325
Service cost	2	2	23	29
Interest cost	725	718	69	64
Actuarial loss (gain) (1), (2)	169	(737)	(11)	(58)
Plan amendments (3)	—	—	—	54
Benefit payments	(914)	(907)	(130)	(107)
Other	—	(132)	—	—
Benefit obligation at end of period	$13,240	$13,258	$1,258	$1,307

Fair value of plan assets at beginning of period	$12,175	$12,358	$128	$133
Actual return on plan assets	1,216	561	15	9
Employer contributions (4)	225	295	105	93
Benefit payments	(914)	(907)	(130)	(107)
Other	—	(132)	—	—
Fair value of plan assets at end of period	$12,702	$12,175	$118	$128
Funded status at end of period	$(538)	$(1,083)	$(1,140)	$(1,179)

(1)The 2025 and 2024 pension actuarial loss (gain) primarily relates to the change in American’s weighted average discount rate assumption.
(2)The 2025 and 2024 retiree medical and other postretirement benefits actuarial gain primarily relates to changes in certain retirement assumptions, offset in part by increases in health care premiums and health care cost assumptions. Changes in American’s weighted average discount rate assumption also impacted the net actuarial gain in 2025 and 2024.
(3)In 2024, American remeasured its retiree medical and other postretirement benefits to account for enhanced retirement benefits pursuant to the ratification of new CBAs. As a result, American increased its postretirement benefits obligation by $54 million, which was included as a component of prior service cost in accumulated other comprehensive loss.
(4)In 2025 and 2024, American made required contributions of $221 million and $280 million, respectively, to its defined benefit pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Balance Sheet Position

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2025	2024	2025	2024

	(In millions)
As of December 31:
Current liability	$4	$5	$108	$142
Noncurrent liability	534	1,078	1,032	1,037
Total liabilities	$538	$1,083	$1,140	$1,179

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2025	2024	2025	2024

	(In millions)
As of December 31:
Net actuarial loss (gain)	$2,915	$3,130	$(395)	$(407)
Prior service cost	1	1	221	238
Total accumulated other comprehensive loss (income), pre-tax	$2,916	$3,131	$(174)	$(169)
Plans with Projected Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits
	2025	2024

	(In millions)
As of December 31:
Projected benefit obligation	$8,807	$13,258
Fair value of plan assets	8,209	12,175
Plans with Accumulated Benefit Obligations Exceeding Fair Value of Plan Assets

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2025	2024	2025	2024

	(In millions)
As of December 31:
Accumulated benefit obligation	$8,801	$13,251	$—	$—
Accumulated postretirement benefit obligation	—	—	1,258	1,307
Fair value of plan assets	8,209	12,175	118	128

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Net Periodic Benefit Cost (Income)

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023

	(In millions)
For the years ended December 31:
Defined benefit plans:
Service cost	$2	$2	$2	$23	$29	$17
Interest cost	725	718	753	69	64	55
Expected return on assets	(923)	(973)	(914)	(9)	(10)	(11)
Amortization of:
Prior service cost (benefit)	—	—	18	18	14	(6)
Unrecognized net loss (gain)	91	105	106	(27)	(31)	(34)
Net periodic benefit cost (income)	$(105)	$(148)	$(35)	$74	$66	$21
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
Assumptions
The following actuarial assumptions were used to determine American’s benefit obligations and net periodic benefit cost (income) for the periods presented:

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
	2025	2024	2025	2024
Benefit obligations as of December 31:
Weighted average discount rate	5.5%	5.7%	5.3%	5.6%

	Pension Benefits			Retiree Medical and Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Net periodic benefit cost (income) for the years ended December 31:
Weighted average discount rate	5.7%	5.2%	5.6%	5.6%	5.3%	5.7%
Weighted average expected rate of return on plan assets	7.75%	8.0%	8.0%	7.75%	8.0%	8.0%
Weighted average health care cost trend rate assumed for next year (1)	N/A	N/A	N/A	7.0%	6.5%	6.5%

(1)The weighted average health care cost trend rate at December 31, 2025 is assumed to decline gradually to 4.5% by 2036 and remain level thereafter.
As of January 1, 2026, American’s estimate of the long-term rate of return on plan assets is 7.3% based on the target asset allocation. Expected returns on long duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last 10 years, current and expected market conditions, and expected value to be generated through active management and securities lending programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
Minimum Contributions
American is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and various other laws for U.S. based plans as well as underfunding rules specific to countries where American maintains defined benefit pension plans. Based on current funding assumptions, American has minimum required contributions of $236 million for 2026. American’s future funding obligations will depend on the performance of American’s investments held in a trust by the pension plans, interest rates for determining funding targets, the amount of and timing of any supplemental contributions and American’s actuarial experience.
In January 2026, American made required contributions of $236 million and a supplemental contribution of $50 million to its defined benefit pension plans.
Benefit Payments
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (approximately, in millions):

	2026	2027	2028	2029	2030	2031-2035
Pension benefits	$979	$993	$1,006	$1,016	$1,023	$5,078
Retiree medical and other postretirement benefits	135	138	140	139	137	609
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
Based on these investment objectives, a long-term strategic asset allocation has been established. This strategic allocation seeks to balance the potential benefit of improving the funded position with the potential risk that the funded position would decline. The current strategic target asset allocation with the corresponding allowed range is as follows:

Asset Class/Sub-Class	Target Allocation	Allowed Range
Equity	45%	10% - 80%
Public:
U.S.	18%	5% - 40%
International developed markets	9%	0% - 20%
Emerging markets	3%	0% - 10%
Private equity	15%	5% - 35%

Fixed income	55%	15% - 90%
Public U.S. fixed income	45%	15% - 70%
Private income	10%	0% - 20%

Other	0%	0% - 5%
Cash equivalents	0%	0% - 20%
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
Benefit Plan Assets Measured at Fair Value on a Recurring Basis
The fair value of American’s pension plan assets at December 31, 2025 and 2024, by asset category, were as follows (in millions) (1):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity (2)	$2,083	$—	$—	$2,083	$2,498	$—	$—	$2,498
Fixed income (3)	465	5,390	—	5,855	427	3,723	—	4,150
Other, net (4)	144	288	63	495	91	144	68	303
Measured at NAV (5):
Common collective trusts (6)	—	—	—	198	—	—	—	1,086
Private investments (7)	—	—	—	4,071	—	—	—	4,138
Total plan assets	$2,692	$5,678	$63	$12,702	$3,016	$3,867	$68	$12,175

(1)See Note 6 for a description of the levels within the fair value hierarchy.
(2)Equity investments primarily include domestic and international common stock.
(3)Fixed income investments primarily include corporate and government bonds, as well as mutual funds invested in fixed income securities.
(4)Other primarily includes a short-term investment fund, net receivables and payables of the pension plan’s master trust for dividends, interest and amounts due to or from the sale and purchase of securities and cash and cash equivalents.
(5)Includes investments that were measured at NAV per share (or its equivalent) as a practical expedient that have not been classified in the fair value hierarchy.
(6)Common collective trusts include commingled funds primarily invested in equity securities.
(7)Private investments include limited partnerships that invest primarily in domestic private equity and private income opportunities. The pension plan’s master trust does not have the right to redeem its limited partnership investment at its NAV, but rather receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next 10 years. As of December 31, 2025, the pension plan’s master trust has future funding commitments to these limited partnerships of approximately $1.0 billion, most of which are expected to be called over the next seven years.
Changes in fair value measurements of Level 3 investments during the years ended December 31, 2025 and 2024, were as follows (in millions):

	2025	2024
Balance at beginning of year	$68	$84
Actual gain (loss) on plan assets:
Relating to assets still held at the reporting date	(8)	(25)
Purchases	5	9
Sales	(2)	—
Balance at end of year	$63	$68

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
Defined Contribution and Multiemployer Plans
The costs associated with American’s defined contribution plans were $1.6 billion, $1.4 billion and $1.1 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
American participates in the International Association of Machinists & Aerospace Workers (IAM) National Pension Fund, Employer Identification No. 51-6031295 and Plan No. 002 (the IAM Pension Fund). American’s contributions to the IAM Pension Fund were $63 million, $57 million and $52 million for the years ended December 31, 2025, 2024 and 2023, respectively. The IAM Pension Fund reported $640 million in employers’ contributions for the year ended December 31, 2024, which is the most recent year for which such information is available. For 2024 and 2023, American’s contributions represented more than 5% of total contributions to the IAM Pension Fund.
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
Profit Sharing Program
American’s annual profit sharing program is funded by 10% of adjusted pre-tax earnings up to $2.5 billion and 20% of earnings above that threshold. Adjusted pre-tax earnings exclude net special items and certain other amounts, as defined by the plan. For the year ended December 31, 2025, American accrued $55 million for this program, which will be distributed to employees in the first quarter of 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Provision (1)	Total
Balance at December 31, 2023	$(3,376)	$(2)	$(1,621)	$(4,999)
Other comprehensive income (loss) before reclassifications	326	2	(74)	254
Amounts reclassified from AOCI	88	—	(20)	68
Net current-period other comprehensive income (loss)	414	2	(94)	322
Balance at December 31, 2024	(2,962)	—	(1,715)	(4,677)
Other comprehensive income (loss) before reclassifications	138	—	(32)	106
Amounts reclassified from AOCI	82	—	(18)	64
Net current-period other comprehensive income (loss)	220	—	(50)	170
Balance at December 31, 2025	$(2,742)	$—	$(1,765)	$(4,507)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net income until the obligations are fully extinguished. Amounts reclassified from AOCI are recognized within the income tax provision on American’s consolidated statements of operations.
Reclassifications out of AOCI for the years ended December 31, 2025 and 2024 are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the consolidated statements of operations
	Year Ended December 31,
AOCI Components	2025	2024
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$14	$11	Nonoperating other income (expense), net
Actuarial loss	50	57	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$64	$68
10. Commitments, Contingencies and Guarantees
(a) Aircraft, Engine and Other Purchase Commitments
Under all of American’s aircraft and engine purchase agreements, its total future commitments as of December 31, 2025 are expected to be as follows (approximately, in millions):

	2026	2027	2028	2029	2030	2031 and Thereafter	Total
Payments for aircraft and engine commitments (1)	$2,931	$2,468	$4,021	$4,921	$3,151	$6,696	$24,188

(1)These amounts are net of purchase deposits currently held by the equipment manufacturers. American’s purchase deposits held by such manufacturers totaled $656 million and $1.0 billion as of December 31, 2025 and 2024, respectively.
Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in the table represent American’s most current estimate based on contractual delivery schedules adjusted for updates and revisions to such schedules communicated to management by the applicable equipment manufacturer and certain management assumptions. However, the actual delivery schedule may differ, potentially materially, based on various potential factors including production delays by the equipment manufacturers and regulatory concerns.
Additionally, American has other purchase commitments primarily related to aircraft fuel, flight equipment maintenance and information technology support as follows (approximately): $4.1 billion in 2026, $1.8 billion in 2027, $1.6 billion in 2028, $493 million in 2029, $615 million in 2030 and $3.7 billion in 2031 and thereafter. These amounts exclude

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
obligations under certain fuel offtake agreements or other agreements for which the timing of the related expenditure is uncertain, or which are subject to material contingencies, such as the construction of a production facility.
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
As of December 31, 2025, American’s capacity purchase agreements with third-party regional carriers had expiration dates ranging from 2032 to 2033, with rights of American to extend the respective terms of certain agreements.
As of December 31, 2025, American’s commitments under its capacity purchase agreements with third-party regional carriers are expected to be as follows (approximately, in millions):

	2026	2027	2028	2029	2030	2031 and Thereafter	Total
Regional capacity purchase agreements (1)	$1,159	$1,156	$1,082	$900	$457	$399	$5,153

(1)These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and American’s actual payments could differ materially.
(c) Construction Projects
Los Angeles International Airport (LAX)
In 2018, American executed a lease agreement with Los Angeles World Airports (LAWA), which owns and operates LAX, in connection with a $1.6 billion modernization project related to LAX Terminals 4 and 5. Construction started in October 2018 and is expected to be completed in 2028 in a phased approach. Under the lease agreement and subsequent project component approvals, the City of Los Angeles Board of Airport Commissioners has appropriated approximately $1.6 billion to purchase completed project assets, representing the maximum allowable reimbursement by LAWA. In September 2024, American executed an agreement to where a substantial majority of the non-proprietary project costs will be funded through the Regional Airports Improvement Corporation (RAIC), a quasigovernmental special purpose entity that acts as a conduit borrower under a syndicated credit facility provided by a group of lenders in the form of a $250 million revolving credit facility. Loans made under the credit facility are being repaid with the proceeds from LAWA’s purchase of completed project assets. American guarantees the obligation of the RAIC under the credit facility associated with the Terminals 4 and 5 lease. As of December 31, 2025, American’s outstanding guaranteed obligation under the credit facility for the Terminals 4 and 5 project was $135 million. Additionally, American has recovered $1.3 billion since project inception through the end of 2025 and expects to receive approximately $292 million in additional reimbursements by the end of 2028.
As American controls the assets during construction, they are recognized on its consolidated balance sheets within operating property and equipment until the assets are sold and transferred. For the years ended December 31, 2025, 2024 and 2023, American has sold and transferred $163 million, $588 million and $170 million of non-proprietary improvements, respectively, which are included within proceeds from sale-leaseback transactions and sale of property and equipment on American’s consolidated statements of cash flows. For the years ended December 31, 2025, 2024 and 2023, American incurred $107 million, $187 million and $283 million, respectively, of non-proprietary improvement costs relating to the LAX modernization project. Cash payments related to these improvements are included within other investing activities on American’s consolidated statements of cash flows.
Tulsa Maintenance Base
Improvements to the Tulsa Maintenance Base include the design, construction and renovation of various facilities therein. The Tulsa Maintenance Base is American’s largest maintenance facility and is an integral part of operating its mainline fleet. American has concluded that it does not control the underlying assets being constructed, and therefore, it recognizes operating lease liabilities with corresponding ROU assets on the consolidated balance sheet as individual project stages are completed and leases commence.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
In May 2025, the Tulsa Municipal Airport Trust (TMAT) issued $400 million aggregate principal amount of special facility revenue bonds on behalf of American, with $300 million maturing on December 1, 2035 and $100 million maturing on December 1, 2040 (collectively, the 2025 TMAT Bonds). The 2025 TMAT Bond due December 1, 2035 was priced at 109% of par value and the 2025 TMAT Bond due December 1, 2040 was priced at 107% of par value. The gross proceeds from the issuance of the 2025 TMAT Bonds were approximately $432 million. Of this amount, $104 million was used to fund the redemption of the aggregate principal amount of TMAT’s outstanding 2015 special facility revenue bonds (the 2015 TMAT Bonds), and the remaining $328 million will be used to finance the cost of improvements at the Tulsa Maintenance Base, which are expected to be completed in 2028. The net proceeds received from the 2025 TMAT Bonds, offset by related project spend, are reflected within other investing activities in the consolidated statement of cash flows.
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
(d) Off-Balance Sheet Arrangements
Pass-Through Trusts
American currently has 280 owned aircraft and 60 owned spare aircraft engines, which in each case were financed with EETCs issued by pass-through trusts. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of flight equipment or to permit issuance of debt backed by existing flight equipment. In the case of aircraft EETCs, rather than finance each aircraft separately when such aircraft is purchased, delivered or refinanced, these trusts allow American to raise the financing for a number of aircraft at one time and, if applicable, place such funds in escrow pending a future purchase, delivery or refinancing of the relevant aircraft. Similarly, in the case of spare engine EETCs, the trusts allow American to use its existing pool of spare engines to raise financing under a single facility. The trusts have also been structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to American.
Each trust covers a set number of aircraft or spare engines scheduled to be delivered, financed or refinanced upon the issuance of the EETC or within a specific period of time thereafter. At the time of each covered aircraft or spare engine financing, the relevant trust used the proceeds from the issuance of the EETC (which may have been available at the time of issuance thereof or held in escrow until financing of the applicable aircraft following its delivery) to purchase equipment notes relating to the financed aircraft or engines. The equipment notes are issued, at American’s election, in connection with a mortgage financing of the aircraft or spare engines. The equipment notes are secured by a security interest in the aircraft or engines, as applicable. The pass-through trust certificates are not direct obligations of, nor are they guaranteed by, AAG or American. However, the equipment notes issued to the trusts are direct obligations of American and, in certain instances, have been guaranteed by AAG. As of December 31, 2025, $6.9 billion associated with these mortgage financings is reflected as debt in the accompanying consolidated balance sheet.
Letters of Credit and Other
American provides financial assurance, such as letters of credit and surety bonds, primarily to support projected workers’ compensation obligations and airport commitments. As of December 31, 2025, American had $412 million of letters of credit and surety bonds securing various obligations, of which $97 million is collateralized with American’s restricted cash. The letters of credit and surety bonds that are subject to expiration will expire on various dates through 2037.
(e) Legal Proceedings
Private Party Antitrust Actions Related to the Northeast Alliance (NEA). On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against AAG and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the Eastern District of New York alleging that AAG and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against AAG and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
respectively. In March 2023, AAG filed a motion in the U.S. District Court for the District of Massachusetts case asking to transfer the case to the U.S. District Court for the Eastern District of New York and consolidate it with the cases pending in that venue. The U.S. District Court for the District of Massachusetts granted that motion. The remaining cases were consolidated with the other actions in the Eastern District of New York. In June 2023, the private party plaintiffs filed a second amended consolidated complaint, followed by a third amended complaint filed in August 2023. In September 2023, AAG, together with JetBlue, filed a motion to dismiss the third amended complaint. In September 2024, the court denied that motion. AAG and JetBlue filed answers to the private party plaintiffs’ third amended complaint in October 2024. AAG believes these lawsuits are without merit and is defending against them vigorously.
Securities and Stockholder Derivative Litigation. On July 18, 2024, AAG and certain of its current and former officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Northern District of Texas, captioned Qawasmi v. American Airlines Group Inc., et al. The Qawasmi plaintiff purported to represent investors who acquired AAG securities between January 25, 2024 and May 28, 2024. On August 28, 2024, AAG and certain of its current and former officers were named as defendants in a second putative class action lawsuit filed in the same court, captioned Thornburg v. American Airlines Group Inc., et al. The Thornburg plaintiff purported to represent investors who acquired AAG securities between July 20, 2023 and May 28, 2024. Both the Qawasmi and Thornburg complaints asserted violations of Sections 10(b) and 20(a) of the Exchange Act based on allegations that, during the relevant periods, AAG misrepresented and/or omitted material facts related to its financial outlook and certain commercial initiatives. On November 22, 2024, the Qawasmi and Thornburg complaints were consolidated into a single action bearing the caption In re American Airlines Group Inc. Securities Litigation. The court also appointed co-lead plaintiffs and lead counsel to represent the putative class in the consolidated action. Plaintiffs filed a consolidated complaint on January 21, 2025, and an amended consolidated complaint on March 19, 2025. The consolidated complaint made similar factual allegations to the prior complaints regarding AAG’s financial outlook and certain commercial initiatives. AAG and the individual defendants filed a joint motion to dismiss on March 21, 2025. On November 15, 2025, the court granted AAG’s motion in full, dismissing the complaint with prejudice. The court entered final judgment in favor of defendants on November 18, 2025. Plaintiffs did not appeal the order, and the case is closed.
Additionally, on September 19, 2024, certain of AAG’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit (in which AAG is a nominal defendant) filed in the U.S. District Court for the Northern District of Texas, captioned Hollin v. Isom, et al. The Hollin complaint asserted violations of Section 10(b) of the Exchange Act, breach of fiduciary duty, and claims for unjust enrichment and corporate waste. On September 26, 2024, a second derivative complaint was filed in the same court, similarly naming certain of AAG’s current and former directors and officers (as well as AAG as a nominal defendant), captioned Leon v. Isom, et al. The Leon complaint asserted violations of Section 14(a) of the Exchange Act, breaches of fiduciary duty, claims of unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and a claim for contribution. The Hollin and Leon complaints generally alleged the same purported misconduct as alleged in the securities class action. On November 25, 2024, the Hollin and Leon complaints were consolidated into a single action bearing the caption In re American Airlines Group Inc. Stockholder Derivative Litigation. Plaintiffs and AAG filed a joint motion to voluntarily dismiss the consolidated derivative action without prejudice on February 5, 2026, and on February 6, 2026, the court granted AAG’s motion in full, dismissing all claims in the matter without prejudice and entering final judgment in favor of defendants.
American Eagle Flight 5342 Accident Litigation. On January 29, 2025, American Eagle flight 5342 was involved in a fatal accident in Washington, D.C. The Bombardier CRJ700 aircraft operated by PSA Airlines, Inc. (PSA) was en route to Washington, D.C. from Wichita, Kansas when it was involved in a midair collision near Ronald Reagan Washington National Airport. Beginning on September 24, 2025, multiple wrongful death and survival actions have been filed in the U.S. District Court for the District of Columbia related to the accident. AAG expects additional actions will continue to be filed. All cases have been assigned to the same judge and are subject to streamlined pleading and discovery procedures. The court required plaintiffs to file a single consolidated Master Complaint (MC), with later joining plaintiffs to file short form complaints adopting the MC and adding any plaintiff-specific information. The MC alleges that the U.S. Government, American and PSA negligently caused or contributed to the accident. In December 2025, American and PSA filed motions to dismiss asserting several defenses. Briefing on the motions to dismiss is ongoing, with a hearing set for February 27, 2026. Discovery is ongoing pursuant to an expedited 18-month discovery and pre-trial calendar, which sets the trial date for April 12, 2027. AAG believes these lawsuits are without merit as to American and PSA and is defending against them vigorously.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
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
American is required to make principal and interest payments for certain special facility revenue bonds issued by municipalities primarily to build or improve airport facilities and purchase equipment, which are leased to American. The payment of principal and interest of certain special facility revenue bonds is guaranteed by American. As of December 31, 2025, the remaining lease payments through 2040 guaranteeing the principal and interest on these bonds are $703 million and the current carrying amount of the associated operating lease liability in the accompanying consolidated balance sheet is $427 million.
As of December 31, 2025, American had issued guarantees covering AAG’s $1.8 billion aggregate principal amount of the PSP1 Promissory Note due April 2030, $1.0 billion aggregate principal amount of the PSP2 Promissory Note due January 2031 and $959 million aggregate principal amount of the PSP3 Promissory Note due April 2031.

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
(h) Labor Contracts
As of December 31, 2025, American employed approximately 106,000 active full-time equivalent (FTE) employees. Of the total active FTE employees, 87% are covered by CBAs with various labor unions and 1% are covered by CBAs that are currently amendable or that will become amendable within one year.
11. Supplemental Cash Flow Information
Supplemental disclosure of cash flow information and non-cash investing and financing activities are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Non-cash investing and financing activities:
ROU assets acquired through operating leases	$884	$614	$1,172
Operating leases converted to finance leases	269	293	5
Finance leases converted to operating leases	127	50	42
Property and equipment acquired through debt, finance leases and other	70	151	317
Supplemental information:
Interest paid, net	1,551	1,806	2,058
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
Share-based compensation expense for American’s equity awards, including awards settled in AAG common stock or cash, was $106 million, $124 million and $97 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in salaries, wages and benefits on its consolidated statements of operations.
During 2025, 2024 and 2023, AAG withheld approximately 2.0 million, 1.6 million and 1.5 million shares of AAG common stock, respectively, and paid approximately $28 million, $27 million and $23 million, respectively, in satisfaction of certain tax withholding obligations associated with employee equity awards.
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
Stock-settled RSU award activity for all plans for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2022	10,263	$17.51
Granted	9,834	14.54
Vested and released	(5,161)	17.81
Forfeited	(701)	20.49
Outstanding at December 31, 2023	14,235	$15.18
Granted	2,580	15.76
Modified (1)	(2,809)	16.18
Vested and released	(4,833)	15.91
Forfeited	(827)	15.83
Outstanding at December 31, 2024	8,346	$15.59
Granted	5,073	14.11
Vested and released	(3,949)	15.27
Forfeited	(2,337)	15.33
Outstanding at December 31, 2025	7,133	$14.27

(1)In 2024, the settlement terms of 2.8 million stock-settled RSUs were modified from settlement in AAG common stock to settlement in cash. This change in award settlement method was the only modification to these awards, and the vesting, forfeiture and all other terms and conditions were unchanged. The modification resulted in a $20 million reclassification from additional paid-in capital to accrued salaries and wages on American’s consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
As of December 31, 2025, there was $51 million of unrecognized compensation cost related to stock-settled RSUs. These costs are expected to be recognized over a weighted average period of one year. The total fair value of stock-settled RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $57 million, $69 million and $78 million, respectively.
CRSU award activity for all plans for the years ended December 31, 2025 and 2024 is as follows:

	Number of Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at December 31, 2023	37	$13.74
Granted	5,634	17.43
Modified (1)	2,809	16.18
Vested and released	(1,337)	14.75
Forfeited	(136)	17.42
Outstanding at December 31, 2024	7,007	$17.43
Granted	6,009	15.33
Vested and released	(2,606)	16.43
Forfeited	(547)	15.60
Outstanding at December 31, 2025	9,863	$15.33

(1)In 2024, the settlement terms of 2.8 million stock-settled RSUs were modified from settlement in AAG common stock to settlement in cash. See table above for further discussion.
As of December 31, 2025 and 2024, the liability related to CRSUs was $53 million and $39 million, respectively. The CRSU related liability is remeasured at fair value at each reporting date until all awards are vested. As of December 31, 2025, there was $91 million of unrecognized compensation cost related to CRSUs. These costs are expected to be recognized over a weighted average period of one year. The total cash paid for CRSUs vested during the years ended December 31, 2025 and 2024 was $37 million and $18 million, respectively.
For the year ended December 31, 2023, CRSU award activity was nominal.
14. Valuation and Qualifying Accounts (in millions)

	Balance at Beginning of Year	Additions Charged to Statement of Operations Accounts	Deductions and Other	Balance at End of Year
Allowance for obsolescence of spare parts
Year ended December 31, 2025	$745	$95	$5	$845
Year ended December 31, 2024	675	94	(24)	745
Year ended December 31, 2023	566	83	26	675

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
15. Transactions with Related Parties
The following represents the net receivables (payables) from or to related parties (in millions):

	December 31,
	2025	2024
AAG (1)	$11,938	$10,258
AAG’s wholly-owned subsidiaries (2)	(2,042)	(2,071)
Total	$9,896	$8,187

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
Pursuant to a capacity purchase agreement between American and AAG’s wholly-owned regional airlines operating as American Eagle, American purchases all of the capacity from these carriers and recognizes passenger revenue from flights operated by American Eagle. In 2025, 2024 and 2023, American recognized expense of approximately $3.2 billion, $2.9 billion and $2.7 billion, respectively, related to wholly-owned regional airline capacity purchase agreements.
16. Subsequent Events
8.50% Senior Secured Notes
In the first quarter of 2026, American sent irrevocable notice of redemption to prepay the outstanding principal amount of its 8.50% Senior Secured Notes. American intends to fund these prepayments with proceeds from anticipated debt issuances and cash on hand.
AAdvantage Financing
On February 12, 2026, the AAdvantage Issuers entered into a fourth amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Fourth Amendment). As a result of the Fourth Amendment, the term loans outstanding under the 2025 AAdvantage Term Loan Facility were replaced with new term loans in the same principal amount. Pursuant to the Fourth Amendment, the 2025 AAdvantage Term Loan Facility bears interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 1.75% per annum or, at the AAdvantage Issuers’ option, the SOFR rate for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 2.75% per annum. All other terms of the 2025 AAdvantage Term Loan Facility remain substantially similar.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to the company’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of December 31, 2025 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s principal executive officer, the Chief Executive Officer (CEO), and principal financial officer, the Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2025, there have been no changes in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Management assessed the effectiveness of AAG’s and American’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control – Integrated Framework (2013 Framework).

Based on our assessment and those criteria, AAG’s and American’s management concluded that AAG and American, respectively, maintained effective internal control over financial reporting as of December 31, 2025.
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

Opinion on Internal Control Over Financial Reporting
We have audited American Airlines Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ deficit for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
February 18, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
American Airlines, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited American Airlines, Inc. and subsidiaries’ (American) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, American maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of American as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/    KPMG LLP
Dallas, Texas
February 18, 2026

ITEM 9B.  OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the quarter ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of AAG securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

4.13
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

4.23
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

4.37
Trust Supplement No. 2016-1A, dated as of January 19, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.38
Trust Supplement No. 2016-1B, dated as of January 19, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.39
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

4.40
Note Purchase Agreement, dated as of January 19, 2016, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.41
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

4.42
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.6 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.43
Form of Pass Through Trust Certificate, Series 2016-1AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.44
Form of Pass Through Trust Certificate, Series 2016-1A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.45
Form of Pass Through Trust Certificate, Series 2016-1B (incorporated by reference to Exhibit A to Exhibit 4.4 to American’s Current Report on Form 8-K filed on January 21, 2016 (Commission File No. 1-2691)).

4.46
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

4.47
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

4.48
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

4.49
Trust Supplement No. 2016-2AA, dated as of May 16, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.50
Trust Supplement No. 2016-2A, dated as of May 16, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

Exhibit Number	Description
4.51
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

4.52
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

4.53
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

4.54
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.9 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.55
Form of Pass Through Trust Certificate, Series 2016-2AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.56
Form of Pass Through Trust Certificate, Series 2016-2A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on May 17, 2016 (Commission File No. 1-2691)).

4.57
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

4.58
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

4.59
Trust Supplement No. 2016-2B, dated as of July 8, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.60
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

4.61
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

4.62
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

4.63
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

4.64
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.6 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

Exhibit Number	Description
4.65
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

4.67
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

4.68
Trust Supplement No. 2016-3AA, dated as of October 3, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.69
Trust Supplement No. 2016-3A, dated as of October 3, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.70
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

4.71
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

4.72
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

4.73
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

4.74
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.9 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.75
Form of Pass Through Trust Certificate, Series 2016-3AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.76
Form of Pass Through Trust Certificate, Series 2016-3A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on October 4, 2016 (Commission File No. 1-2691)).

4.77
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

4.78
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

4.79
Trust Supplement No. 2017-1AA, dated as of January 13, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

Exhibit Number	Description
4.80
Trust Supplement No. 2017-1A, dated as of January 13, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014, (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.81
Trust Supplement No. 2017-1B, dated as of January 13, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.82
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

4.83
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

4.84
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

4.85
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.12 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.86
Form of Pass Through Trust Certificate, Series 2017-1AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.87
Form of Pass Through Trust Certificate, Series 2017-1A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.88
Form of Pass Through Trust Certificate, Series 2017-1B (incorporated by reference to Exhibit A to Exhibit 4.4 to American’s Current Report on Form 8-K filed on January 17, 2017 (Commission File No. 1-02691)).

4.89
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

4.90
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

4.91
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

4.92
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

4.93
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

4.94
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
4.95
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

4.96
Trust Supplement No. 2017-2AA, dated as of August 14, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.97
Trust Supplement No. 2017-2A, dated as of August 14, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.98
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

4.99
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

4.100
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

4.101
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.9 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.102
Form of Pass Through Trust Certificate, Series 2017-2AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.103
Form of Pass Through Trust Certificate, Series 2017-2A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on August 14, 2017 (Commission File No. 1-2691)).

4.104
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

4.105
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

4.106
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

4.108
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
4.109
Form of First Amendment to Indenture and Security Agreement (First Amendment to Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit E to Exhibit 4.6 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.110
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

4.112
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

4.113
Trust Supplement No. 2017-2B, dated as of October 5, 2017, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.114
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

4.115
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

4.116
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

4.117
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

4.118
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.6 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.119
Form of Pass Through Trust Certificate, Series 2017-2B (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on October 6, 2017 (Commission File No. 1-2691)).

4.120
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

4.121
Trust Supplement No. 2019-1AA, dated as of August 15, 2019, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.122
Trust Supplement No. 2019-1A, dated as of August 15, 2019, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.123
Trust Supplement No. 2019-1B, dated as of August 15, 2019, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

Exhibit Number	Description
4.124
Intercreditor Agreement (2019-1), dated as of August 15, 2019, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2019-1AA, as Trustee of the American Airlines Pass Through Trust 2019-1A and as Trustee of the American Airlines Pass Through Trust 2019-1B, National Australia Bank Limited, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.5 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.125
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

4.126
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

4.127
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.12 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.128
Form of Pass Through Trust Certificate, Series 2019-1AA (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.129
Form of Pass Through Trust Certificate, Series 2019-1A (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.130
Form of Pass Through Trust Certificate, Series 2019-1B (incorporated by reference to Exhibit A to Exhibit 4.4 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.131
Revolving Credit Agreement (2019-1AA), dated as of August 15, 2019, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2019-1AA, as Borrower, and National Australia Bank Limited, as Liquidity Provider (incorporated by reference to Exhibit 4.18 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.132
Revolving Credit Agreement (2019-1A), dated as of August 15, 2019, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2019-1A, as Borrower, and National Australia Bank Limited, as Liquidity Provider (incorporated by reference to Exhibit 4.19 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.133
Revolving Credit Agreement (2019-1B), dated as of August 15, 2019, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2019-1B, as Borrower, and National Australia Bank Limited, as Liquidity Provider (incorporated by reference to Exhibit 4.20 to American’s Current Report on Form 8-K filed on August 15, 2019 (Commission File No. 1-02691)).

4.134
Trust Supplement No. 2021-1A, dated as of November 8, 2021, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on November 12, 2021 (Commission File No. 1-02691)).

4.135
Trust Supplement No. 2021-1B, dated as of November 8, 2021, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on November 12, 2021 (Commission File No. 1-02691)).

4.136
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

4.137
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
4.138
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

4.139
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit C to Exhibit 4.9 to American’s Current Report on Form 8-K filed on November 12, 2021 (Commission File No. 1-02691)).

4.140
Form of Pass Through Trust Certificate, Series 2021-1A (incorporated by reference to Exhibit A to Exhibit 4.2 to American’s Current Report on Form 8-K filed on November 12, 2021 (Commission File No. 1-02691)).

4.141
Form of Pass Through Trust Certificate, Series 2021-1B (incorporated by reference to Exhibit A to Exhibit 4.3 to American’s Current Report on Form 8-K filed on November 12, 2021 (Commission File No. 1-02691)).

4.142
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

4.143
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

4.144
Trust Supplement No. 2025-1A, dated as of November 12, 2025, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on November 13, 2025 (Commission File No. 001-02691)).

4.145
Trust Supplement No. 2025-1B, dated as of November 12, 2025, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on November 13, 2025 (Commission File No. 001-02691)).

4.146
Intercreditor Agreement (2025-1), dated as of November 12, 2025, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2025-1A and as Trustee of the American Airlines Pass Through Trust 2025-1B, Natixis, New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on November 13, 2025 (Commission File No. 001-02691)).

4.147
Deposit Agreement (Class A), dated as of November 12, 2025, between Wilmington Trust, National Association, as Escrow Agent, and Sumitomo Mitsui Banking Corporation, acting through its New York Branch, as Depositary (incorporated by reference to Exhibit 4.5 to American’s Current Report on Form 8-K filed on November 13, 2025 (Commission File No. 001-02691)).

4.148
Deposit Agreement (Class B), dated as of November 12, 2025, between Wilmington Trust, National Association, as Escrow Agent, and Sumitomo Mitsui Banking Corporation, acting through its New York Branch, as Depositary (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on November 13, 2025 (Commission File No. 001-02691)).

4.149
Escrow and Paying Agent Agreement (Class A), dated as of November 12, 2025, among Wilmington Trust, National Association, as Escrow Agent, J.P. Morgan Securities LLC and Deutsche Bank Securities, Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2025-1A, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.7 to American’s Current Report on Form 8-K filed on November 13, 2025 (Commission File No. 001-02691)).

4.150
Escrow and Paying Agent Agreement (Class B), dated as of November 12, 2025, among Wilmington Trust, National Association, as Escrow Agent, J.P. Morgan Securities LLC and Deutsche Bank Securities, Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2025-1B, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.8 to American’s Current Report on Form 8-K filed on November 13, 2025 (Commission File No. 001-02691)).

Exhibit Number	Description
4.151
Note Purchase Agreement, dated as of November 12, 2025, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on November 13, 2025 (Commission File No. 001-02691)).

4.152
Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit 4.10 to American’s Current Report on Form 8-K filed on November 13, 2025 (Commission File No. 001-02691)).

4.153
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit 4.11 to American’s Current Report on Form 8-K filed on November 13, 2025 (Commission File No. 001-02691)).

4.154	Form of Pass Through Trust Certificate, Series 2025-1A (incorporated by reference to Exhibit 4.12 to American’s Current Report on Form 8-K filed on November 13, 2025 (Commission File No. 001-02691)).
4.155	Form of Pass Through Trust Certificate, Series 2025-1B (incorporated by reference to Exhibit 4.13 to American’s Current Report on Form 8-K filed on November 13, 2025 (Commission File No. 001-02691)).
4.156
Revolving Credit Agreement (2025-1A), dated as of November 12, 2025, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2025-1A, as Borrower, and Natixis, New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to American’s Current Report on Form 8-K filed on November 13, 2025 (Commission File No. 001-02691)).

4.157
Revolving Credit Agreement (2025-1B), dated as of November 12, 2025, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2025-1B, as Borrower, and Natixis, New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.15 to American’s Current Report on Form 8-K filed on November 13, 2025 (Commission File No. 001-02691)).

4.158
Warrant Agreement, dated as of April 20, 2020, between American Airlines Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 4.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).

4.159	Form of PSP1 Warrant (incorporated by reference to Annex B to Exhibit 4.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).
4.160
Warrant Agreement, dated as of September 25, 2020, between American Airlines Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 4.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).

4.161	Form of Treasury Loan Warrant (incorporated by reference to Annex B to Exhibit 4.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).
4.162
Warrant Agreement, dated as of January 15, 2021, between American Airlines Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 4.182 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).

4.163	Form of PSP2 Warrant (incorporated by reference to Annex B to Exhibit 4.182).
4.164
Warrant Agreement, dated as of April 23, 2021, between American Airlines Group Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 4.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission File No. 1-8400)).

4.165	Form of PSP3 Warrant (incorporated by reference to Annex B to Exhibit 4.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission File No. 1-8400)).
4.166
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

4.167
First Supplemental Indenture, dated as of August 27, 2021, among Madrid IP Lux GP S.à r.l., Madrid IP Lux Holdco SCS, Madrid IP Lux Holdco 2 SCS, AAdvantage Loyalty IP Ltd., American Airlines, Inc. and Wilmington Trust, National Association, as trustee, to the Indenture dated as of March 24, 2021.

4.168
Form of 5.50% Senior Secured Notes due 2026 (incorporated by reference as Exhibit A-1 to Exhibit 4.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).

4.169
Form of 5.75% Senior Secured Notes due 2029 (incorporated by reference as Exhibit A-2 to Exhibit 4.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).

Exhibit Number	Description
4.170
Indenture, dated as of February 15, 2023, by and among American Airlines, Inc., American Airlines Group Inc. and Wilmington Trust, National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on February 15, 2023 (Commission File No. 1-8400)).

4.171	Form of 7.25% Senior Secured Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 of AAG’s Current Report on Form 8-K filed on February 15, 2023 (Commission File No. 1-8400)).
4.172
Indenture, dated as of December 4, 2023, by and among American Airlines, Inc., American Airlines Group Inc. and Wilmington Trust, National Association, as trustee and as collateral trustee (incorporated by reference to Exhibit 4.1 to AAG’s Current Report on Form 8-K filed on December 4, 2023 (Commission File No. 1-8400)).

4.173	Form of 8.50% Senior Secured Notes due 2029 (incorporated by reference to Exhibit A to Exhibit 4.1 of AAG’s Current Report on Form 8-K filed on December 4, 2023 (Commission File No. 1-8400)).
4.174
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

4.175
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

10.6
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

10.7
Amendment, dated as of June 30, 2022, to the Promissory Notes and the Warrants issued by American Airlines Group Inc. to the United States Department of the Treasury (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 1-8400)).

10.8
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

10.9
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

10.10
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

Exhibit Number	Description
10.11
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

10.13
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

10.14
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

10.15
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

10.16
Increase Joinder, dated as of April 21, 2025, amending that certain Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among American Airlines, Inc., as borrower, American Airlines Group Inc., as guarantor, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (Commission File No. 1-8400)).**

10.17
Third Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of June 14, 2017, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-8400)).

10.18
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

10.19
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

Exhibit Number	Description
10.20
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

10.21
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

10.22
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

10.23
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

10.24
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
10.30
Fifth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of December 10, 2018, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank PLC, as designated replacement term lender (incorporated by reference to Exhibit 10.31 to AGG’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 1-8500)).**

10.31
Sixth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of November 8, 2019, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank PLC, as designated replacement term lender (incorporated by reference to Exhibit 10.17 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 1-8400)).**

10.32
Seventh Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of February 15, 2023, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (Commission File No. 1-8400)).**

10.33
Eighth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of March 13, 2023, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (Commission File No. 1-8400)).**

10.34
Ninth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of June 4, 2024, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (Commission File No. 1-8400)).**

10.35
Tenth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of December 19, 2024, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on December 23, 2024 (Commission File No. 1-8400)).**

10.36
Increase Joinder, dated as of April 21, 2025, amending that certain Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among American Airlines, Inc., as borrower, American Airlines Group Inc., as guarantor, the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (Commission File No. 1-8400)).**

10.37
Credit and Guaranty Agreement, dated as of December 4, 2023, among American Airlines Inc., as the borrower, American Airlines Group Inc., as parent and guarantor, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and certain other parties from time to time party thereto (incorporated by reference to Exhibit 4.3 to AAG’s Current Report on Form 8-K filed on December 4, 2023 (Commission File No. 1-8400)).

10.38
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

10.40
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

Exhibit Number	Description
10.41
Increase Joinder, dated as of April 21, 2025, amending that certain Credit and Guaranty Agreement, dated as of December 4, 2023 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among American Airlines, Inc., as borrower, American Airlines Group Inc., as guarantor, the lenders from time to time party thereto and Citibank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (Commission File No. 1-8400))**

10.42
Purchase Agreement No. 3219, dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.38 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.43
Supplemental Agreement No. 2, dated as of July 21, 2010, to Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.39 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.44
Supplemental Agreement No. 3, dated as of February 1, 2013, to Purchase Agreement No. 3219 between American Airlines, Inc., and The Boeing Company (incorporated by reference to Exhibit 10.40 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.45
Supplemental Agreement No. 4, dated as of June 9, 2014, to Purchase Agreement No. 3219 between The Boeing Company and American Airlines, Inc. dated as of October 15, 2008, relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.41 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.46
Supplemental Agreement No. 5, dated as of January 20, 2015, to Purchase Agreement No. 3219 between The Boeing Company and American Airlines, Inc., dated as of October 15, 2008, relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.42 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.47
Supplemental Agreement No. 6, dated as of April 21, 2015, to Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company, dated as of October 15, 2008, as amended, restated, amended and restated, supplemented or otherwise modified (incorporated by reference to Exhibit 10.43 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.48
Supplemental Agreement No. 7, dated as of September 12, 2016, to Purchase Agreement No. 3219 dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.44 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.49
Supplemental Agreement No. 8, dated as of January 26, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.45 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.50
Supplemental Agreement No. 9, dated as of April 24, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.46 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.51
Supplemental Agreement No. 10, dated as of May 11, 2017, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.47 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.52
Supplemental Agreement No. 11, dated as of April 6, 2018, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-8400)).*

10.53
Supplemental Agreement No. 12, dated as of May 29, 2019, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (Commission File No. 1-8400)).**

10.54
Supplemental Agreement No. 13, dated as of August 20, 2019, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (Commission File No. 1-8400)).**

Exhibit Number	Description
10.55
Supplemental Agreement No. 14, dated as of February 24, 2020, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).**

10.56
Supplemental Agreement No. 15, dated as of March 16, 2020, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission File No. 1-8400)).**

10.57
Supplemental Agreement No. 16, dated as of May 21, 2021, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission File No. 1-8400)).**

10.58
Supplemental Agreement No. 17, dated as of January 31, 2022, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission File No. 1-8400)).**

10.59
Supplemental Agreement No. 18, dated as of February 9, 2023, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (Commission File No. 1-8400)).**

10.60
Supplemental Agreement No. 19, dated as of April 23, 2023, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (Commission File No. 1-8400)).**

10.61
Supplemental Agreement No. 20, dated as of August 31, 2023, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (Commission File No. 1-8400)).**

10.62
Supplemental Agreement No. 21, dated as of February 15, 2024, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company. (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission File No. 1-8400)).**

10.63
Supplemental Agreement No. 22, dated as of January 3, 2025, to Purchase Agreement No. 3219 dated as of October 15, 2008, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (Commission File No. 1-8400)).**

10.64
Letter Agreement No. AAL-LA-2100511, dated as of March 9, 2021, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.8 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).**

10.65
Amendment 1, dated as of March 25, 2021, to the Letter Agreement No. AAL-LA-2100511, dated as of March 9, 2021, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.9 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).**

10.66
Amendment 2, dated as of June 28, 2021, to the Letter Agreement No. AAL-LA-2100511, dated as of March 9, 2021, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission File No. 1-8400)).**

10.67
Amendment No. 3, dated as of September 24, 2021, to the Letter Agreement No. AAL-LA-2100511, dated as of March 9, 2021, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission File No. 1-8400)).**

10.68
Letter Agreement No. AAL LA 2100530, dated as of March 9, 2021, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.10 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).**

10.69
Amendment No. 4, dated as of December 15, 2021, to the Letter Agreement No. AAL-LA-2100511, dated as of March 9, 2021, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.19 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

Exhibit Number	Description
10.70
Letter Agreement, dated as of January 19, 2023, to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (Commission File No. 1-8400)).**

10.71
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

10.80
Amendment No. 9, dated as of September 23, 2015, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.55 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.81
Amendment No. 10, dated as of July 16, 2018, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.56 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.82
Amendment No. 11, dated as of June 19, 2019, to the A320 Family Aircraft Purchase Agreement, dated as of July 20, 2011, between American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (Commission File No. 1-8400)).**

10.83
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

10.84
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

Exhibit Number	Description
10.85
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

10.87
Amendment No. 16, dated as of March 2, 2024, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc. as buyer, dated as of July 20, 2011. (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission File No. 1-8400)).**

10.88
Consent Agreement, dated as of October 5, 2015, between American Airlines, Inc. (as successor in interest to US Airways, Inc.), American Airlines, Inc. and Airbus S.A.S. (incorporated by reference to Exhibit 10.95 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400))**

10.89
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

10.92
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

10.96
Supplemental Agreement No. 6, dated as of November 15, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.76 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.97
Supplemental Agreement No. 7, dated as of March 2, 2017, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.77 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

10.98
Supplemental Agreement No. 8, dated as of December 7, 2017, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.45 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 1-8400)).*

Exhibit Number	Description
10.99
Supplemental Agreement No. 9, dated as of April 6, 2018, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 1-8400)).*

10.100
Supplemental Agreement No. 10, dated as of March 26, 2019, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (Commission File No. 1-8400)).**

10.101
Letter Agreement, dated as of September 4, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission File No. 1-8400)).**

10.102
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

10.105
Supplemental Agreement No. 14, dated as of November 25, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.77 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.106
Supplemental Agreement No. 15, dated as of December 15, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.78 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.107
Amendment 1, dated as of December 31, 2020, to the Letter Agreement, dated as of September 4, 2020, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.79 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 1-8400)).**

10.108
Supplemental Agreement No. 16, dated as of January 14, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).**

10.109
Supplemental Agreement No. 17, dated as of February 11, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).**

10.110
Supplemental Agreement No. 18, dated as of March 12, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.7 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).**

10.111
Supplemental Agreement No. 19, dated as of April 8, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Commission File No. 1-8400)).**

10.112
Supplemental Agreement No. 20, dated as of November 12, 2021, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.92 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 1-8400)).**

Exhibit Number	Description
10.113
Supplemental Agreement No. 21, dated as of January 14, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission File No. 1-8400)).**

10.114
Supplemental Agreement No. 22, dated as of January 31, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission File No. 1-8400)).**

10.115
Supplemental Agreement No. 23, dated as of May 5, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 1-8400)).**

10.116
Supplemental Agreement No. 24, dated as of June 6, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 1-8400)).**

10.117
Supplemental Agreement No. 25, dated as of July 1, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (Commission File No. 1-8400)).**

10.118
Supplemental Agreement No. 26, dated as of August 1, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (Commission File No. 1-8400)).**

10.119
Supplemental Agreement No. 27, dated as of October 3, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and the Boeing Company (incorporated by reference to Exhibit 10.101 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2022 (Commission File No. 1-8400)).**

10.120
Supplemental Agreement No. 28, dated as of November 4, 2022, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and the Boeing Company (incorporated by reference to Exhibit 10.102 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2022 (Commission File No. 1-8400)).**

10.121
Supplemental Agreement No. 29, dated as of May 23, 2023, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and the Boeing Company (incorporated by reference to Exhibit 10.2 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (Commission File No. 1-8400)).**

10.122
Supplemental Agreement No. 30, dated as of June 2, 2023, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and the Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (Commission File No. 1-8400)).**

10.123
Supplemental Agreement No. 31, dated as of July 5, 2023, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and the Boeing Company (incorporated by reference to Exhibit 10.1 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (Commission File No. 1-8400)).**

10.124
Supplemental Agreement No. 32, dated as of March 4, 2024, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission File No. 1-8400)).**

10.125
Supplemental Agreement No. 33, dated as of August 21, 2024, to Purchase Agreement No. 03735 dated as of February 1, 2013, between The Boeing Company and American Airlines, Inc. Relating to Boeing Model 737 MAX Aircraft (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (Commission File No. 1-8400)).**

10.126
Supplemental Agreement No. 34, dated as of March 19, 2025, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.3 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (Commission File No. 1-8400)).**

Exhibit Number	Description
10.127
Supplemental Agreement No. 35, dated as of June 30, 2025, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company (incorporated by reference to Exhibit 10.6 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (Commission File No. 1-8400)).**

10.128	Supplemental Agreement No. 36, dated as of October 13, 2025, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company.**
10.129
Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.127 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.130
Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.128 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.131
Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc. Participating in the Super Saver Plus Plan, as amended and restated as of June 1, 2007 (incorporated by reference to Exhibit 10.129 to AMR’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-8400)).†

10.132	American Airlines Group Inc. 2013 Incentive Award Plan (incorporated by reference to Exhibit 4.1 of AAG’s Form S-8 Registration Statement, filed on December 4, 2013 (Registration No. 333-192660)).†
10.133
First Amendment to the American Airlines Group Inc. 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.64 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2017 (Commission File No. 1-8400)).†

10.134
Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Cash-Settled) Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.125 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.135
Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.127 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.136
Form of American Airlines Group Inc. 2013 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement for Director Grants (incorporated by reference to Exhibit 10.129 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File No. 1-8400)).†

10.137	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).†
10.138
2014 Short-Term Incentive Program Under 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-8400)).†

10.139	American Airlines Group Inc. 2023 Incentive Award Plan (incorporated by reference to Exhibit 99.1 of AAG’s Form S-8 Registration Statement, filed on May 10, 2023 (Registration No. 333-271802)).†
10.140
American Airlines Group Inc. 2023 Incentive Award Plan, as amended, dated as of April 29, 2025 (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (Commission File No. 1-8400)).†

10.141
Form of American Airlines Group Inc. 2023 Incentive Award Plan Restricted Stock Unit (Stock-Settled) Award Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.122 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 1-8400)).†

10.142
Form of Letter Agreement for Directors Travel Program (incorporated by reference to Exhibit 10.106 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-8444)).†

10.143
Form of Letter Agreement, dated April 25, 2017, by and between American Airlines Group Inc. and each of Robert D. Isom, Jr., Stephen L. Johnson and Derek J. Kerr (incorporated by reference to Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on May 1, 2017 (Commission File No. 1-8400)).†

10.144
Term Loan Credit and Guaranty Agreement, dated as of March 24, 2021, among American Airlines, Inc., AAdvantage Loyalty IP Ltd., American Airlines Group Inc., AAdvantage Holdings 1, Ltd., AAdvantage Holdings 2, Ltd., Barclays Bank PLC, as administrative agent, Wilmington Trust, National Association, as collateral administrator, and the lenders party thereto (incorporated by reference as Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-8400)).#

10.145	First Amendment to Term Loan Credit and Guaranty Agreement, dated as of June 26, 2023, among American Airlines, Inc., AAdvantage Loyalty IP Ltd., Barclays Bank PLC, as administrative agent.***

Exhibit Number	Description
10.146
Second Amendment to Term Loan Credit and Guaranty Agreement, dated as of March 24, 2025, among American Airlines, Inc., AAdvantage Loyalty IP Ltd., Barclays Bank PLC, as administrative agent, and Barclays Bank PLC, as Designated 2025 Replacement Term Lender (incorporated by reference as Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on March 28, 2025 (Commission File No. 1-8400)).

10.147
Third Amendment to Term Loan Credit and Guaranty Agreement, dated as of May 28, 2025, among American Airlines, Inc., AAdvantage Loyalty IP Ltd., Barclays Bank PLC, as administrative agent, and Citibank, N.A., as Designated 2025 Incremental Term Lender (incorporated by reference as Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on May 29, 2025 (Commission File No. 1-8400)).***

10.148
Severance Agreement and Restrictive Covenants Agreement, dated as of September 20, 2023, among American Airlines Group, Inc., American Airlines, Inc. and Robert D. Isom (incorporated by reference to Exhibit 10.130 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 1-8400)).†

10.149
Severance Agreement and Restrictive Covenants Agreement, dated as of September 20, 2023, among American Airlines Group, Inc., American Airlines, Inc. and Stephen L. Johnson (incorporated by reference to Exhibit 10.4 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission File No. 1-8400)).†

10.150
Severance Agreement and Restrictive Covenants Agreement, dated as of September 20, 2023, among American Airlines Group, Inc., American Airlines, Inc. and David G. Seymour (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (Commission File No. 1-8400)).†

10.151
Severance Agreement and Restrictive Covenants Agreement, dated as of February 21, 2024, among American Airlines Group, Inc., American Airlines, Inc. and Devon May. (incorporated by reference to Exhibit 10.5 to AAG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Commission File No. 1-8400)). †

10.152	Severance Agreement and Restrictive Covenants Agreement, dated as of July 1, 2025, among American Airlines Group, Inc., American Airlines, Inc. and Anthony J. Richmond. †
10.153	Severance Agreement and Restrictive Covenants Agreement, dated as of January 5, 2026, among American Airlines Group, Inc., American Airlines, Inc. and Nathaniel Pieper. †
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to AAG’s Current Report on Form 8-K filed on December 9, 2013 (Commission File No. 1-8400)).
19.1
American Airlines Group Inc. Amended and Restated Insider Trading Compliance Policy, (incorporated by reference to Exhibit 19.1 to AAG’s Annual Report on Form 10-K for the year ended December 31, 2024 (Commission File No. 1-8400)).

21.1	Significant subsidiaries of AAG and American as of December 31, 2025.
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.
24.1	Powers of Attorney (included in signature page of this Annual Report on Form 10-K).
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
97.1
American Airlines Group Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to AAG’s Annual Report on form 10-K filed on December 31, 2023 (Commission File No.1-8400)).

101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).

#	Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, certain exhibits and schedules to this agreement have been omitted. Such exhibits and schedules are described in the referenced agreement. AAG and American hereby agree to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedules.
*	Confidential treatment has been granted with respect to certain portions of this agreement.
**	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
***	Portions of this exhibit have been redacted in accordance with Item 601(a)(6) of Regulation S-K.
†	Management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.
Date: February 18, 2026	By:	/s/ Robert D. Isom
Robert D. Isom
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.
Date: February 18, 2026	By:	/s/ Robert D. Isom
Robert D. Isom
Chief Executive Officer and President
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Robert D. Isom and Devon E. May and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines Group Inc. and in the capacities and on the dates noted:

Date: February 18, 2026	/s/ Robert D. Isom
Robert D. Isom
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: February 18, 2026	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 18, 2026	/s/ Angela K. Owens
Angela K. Owens
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Date: February 18, 2026	/s/ Adriane M. Brown
Adriane M. Brown, Director

Date: February 18, 2026	/s/ John T. Cahill
John T. Cahill, Director

Date: February 18, 2026	/s/ Kathryn Farmer
Kathryn Farmer, Director

Date: February 18, 2026	/s/ Matthew J. Hart
Matthew J. Hart, Director

Date: February 18, 2026	/s/ Susan D. Kronick
Susan D. Kronick, Director

Date: February 18, 2026	/s/ Martin H. Nesbitt
Martin H. Nesbitt, Director

Date: February 18, 2026	/s/ Denise M. O’Leary
Denise M. O’Leary, Director

Date: February 18, 2026	/s/ Vicente Reynal
Vicente Reynal, Director

Date: February 18, 2026	/s/ Gregory D. Smith
Gregory D. Smith, Chairman

Date: February 18, 2026	/s/ Douglas M. Steenland
Douglas M. Steenland, Director

Date: February 18, 2026	/s/ Howard Ungerleider
Howard Ungerleider, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of American Airlines, Inc. and in the capacities and on the dates noted:

Date: February 18, 2026	/s/ Robert D. Isom
Robert D. Isom
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: February 18, 2026	/s/ Devon E. May
Devon E. May
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)

Date: February 18, 2026	/s/ Angela K. Owens
Angela K. Owens
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Date: February 18, 2026	/s/ Stephen L. Johnson
Stephen L. Johnson, Director