Form 10-Q
period 2026-03-31
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2026-04-23
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026

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
As of April 17, 2026, there were 661,385,137 shares of American Airlines Group Inc. common stock outstanding.
As of April 17, 2026, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2026

General
This report is filed by American Airlines Group Inc. (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this report to “we,” “us,” “our,” the “Company” and similar terms refer to AAG and its consolidated subsidiaries. References in this report to “mainline” refer to the operations of American only and exclude regional operations. Capitalized terms used but not defined herein shall have the meanings given to them in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K).
Note Concerning Forward-Looking Statements
Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Securities Act of 1933, as amended (the Securities Act), the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “forecast” and other similar words. Such statements include, but are not limited to, statements about our plans, objectives, expectations, intentions, estimates and strategies for the future, and other statements that are not historical facts. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to:
•downturns in economic conditions could adversely affect our business;
•we will need to obtain sufficient financing or other capital to operate successfully;
•our high level of debt and other obligations may limit our ability to fund general corporate requirements and obtain additional financing, may limit our flexibility in responding to competitive developments and may cause our business to be vulnerable to adverse economic and industry conditions;
•if our financial condition worsens, provisions in our credit card processing and other commercial agreements may adversely affect our liquidity;
•the loss of key personnel whom we depend on to operate our business, or the inability to attract, develop and retain additional qualified personnel could adversely affect our business;
•our business has been and will continue to be materially affected by many changing economic, geopolitical, commercial, regulatory and other conditions beyond our control, including global events that affect travel behavior;
•the airline industry is intensely competitive and dynamic;
•union disputes, employee strikes and other labor-related disruptions may adversely affect our operations and financial performance;
•if we encounter problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services;
•any damage to our reputation or brand image could adversely affect our business or financial results;
•risks of losses and adverse publicity from any public incidents involving our company, people or brand;
•changes to our business model that are designed to increase revenues and reduce costs may not be successful and may cause operational difficulties or decreased demand;
•our intellectual property rights, particularly our branding rights, are valuable, and any inability to protect them may adversely affect our business and financial results;

•we may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity;
•we rely heavily on technology and automated systems, including artificial intelligence, to operate our business, and any failures could harm our business, results of operations and financial condition;
•evolving data privacy requirements could increase our costs, and any significant cybersecurity incident could disrupt our operations, harm our reputation, expose us to legal risks and otherwise materially adversely affect our business, results of operations and financial condition;
•we are exposed to risks from cyberattacks, and any cybersecurity incidents involving us, our third-party service providers, or one of our AAdvantage partners or other business partners;
•we have a significant amount of goodwill, which is assessed for impairment at least annually. We may never realize the full value of our intangible or long-lived assets, causing us to record material impairment charges;
•the commercial relationships that we have with other companies, including any related equity investments, may not produce the returns or results we expect;
•our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity;
•our business is subject to extensive government regulation;
•we can be adversely affected by any prolonged partial or full U.S. Government shutdown;
•we operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control;
•we may be adversely affected by conflicts overseas, terrorist attacks or other acts of violence, domestically or abroad; the travel industry continues to face ongoing security concerns;
•we are subject to risks associated with climate change, including increased regulation of our greenhouse gas emissions, changing consumer preferences and the potential for increased impacts of severe weather events on our operations and infrastructure;
•we are subject to various risks associated with environmental and social matters, and many forms of environmental and noise regulation;
•a shortage of pilots or other personnel could materially adversely affect our business;
•we depend on a limited number of suppliers for aircraft, aircraft engines and parts. Delays in scheduled aircraft deliveries, unexpected grounding of aircraft or aircraft engines whether by regulators or by us, or other loss of anticipated fleet capacity, and failure of new aircraft to receive regulatory approval, be produced or otherwise perform as and when expected, adversely impacts our business, results of operations and financial condition;
•we rely on third-party distribution channels and must effectively manage the costs, rights and functionality of these channels;
•if we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future;

•interruptions or disruptions in service at one of our key facilities;
•increases in insurance costs or reductions in insurance coverage, and heavy taxation of the airline industry;
•risks related to ownership of AAG common stock; and
other risks as described in Part I, Item 1A. Risk Factors in our 2025 Form 10-K, Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors of this report and other risks and uncertainties listed from time to time in our filings with the Securities and Exchange Commission (the SEC).
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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating revenues:
Passenger	$12,495	$11,391
Cargo	214	189
Other	1,203	971
Total operating revenues	13,912	12,551
Operating expenses:
Aircraft fuel and related taxes	2,928	2,587
Salaries, wages and benefits	4,674	4,222
Regional expenses	1,404	1,351
Maintenance, materials and repairs	982	922
Other rent and landing fees	890	826
Aircraft rent	309	297
Selling expenses	507	450
Depreciation and amortization	475	468
Special items, net	14	70
Other	1,770	1,628
Total operating expenses	13,953	12,821
Operating loss	(41)	(270)
Nonoperating income (expense):
Interest income	55	94
Interest expense, net	(397)	(428)
Other expense, net	(93)	(44)
Total nonoperating expense, net	(435)	(378)
Loss before income taxes	(476)	(648)
Income tax benefit	(94)	(175)
Net loss	$(382)	$(473)

Loss per common share:
Basic and diluted	$(0.58)	$(0.72)
Weighted average shares outstanding (in thousands):
Basic and diluted	661,181	658,880
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(382)	$(473)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	19	18
Investments	(2)	—
Total other comprehensive income, net of tax	17	18
Total comprehensive loss	$(365)	$(455)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$903	$954
Short-term investments	6,391	4,882
Restricted cash and short-term investments	717	735
Accounts receivable, net	2,008	2,075
Aircraft fuel, spare parts and supplies, net	3,131	2,792
Prepaid expenses and other	834	767
Total current assets	13,984	12,205
Operating property and equipment
Flight equipment	47,303	46,597
Ground property and equipment	10,605	10,479
Equipment purchase deposits	592	656
Total property and equipment, at cost	58,500	57,732
Less accumulated depreciation and amortization	(25,675)	(25,192)
Total property and equipment, net	32,825	32,540
Operating lease right-of-use assets	6,943	7,091
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $850 and $848, respectively	2,064	2,066
Deferred tax asset	2,457	2,368
Other assets	1,374	1,413
Total other assets	9,986	9,938
Total assets	$63,738	$61,774
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$4,195	$3,753
Accounts payable	3,610	2,840
Accrued salaries and wages	1,969	2,128
Air traffic liability	10,031	7,158
Loyalty program liability	4,210	3,725
Operating lease liabilities	1,053	1,058
Fuel financing	360	914
Other accrued liabilities	2,978	2,916
Total current liabilities	28,406	24,492
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	23,522	25,254
Pension and postretirement benefits	1,219	1,568
Loyalty program liability	7,376	6,839
Operating lease liabilities	5,762	5,905
Other liabilities	1,530	1,443
Total noncurrent liabilities	39,409	41,009
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 661,385,137 shares issued and outstanding at March 31, 2026; 660,301,080 shares issued and outstanding at December 31, 2025	7	7
Additional paid-in capital	7,402	7,387
Accumulated other comprehensive loss	(4,372)	(4,389)
Retained deficit	(7,114)	(6,732)
Total stockholders’ deficit	(4,077)	(3,727)
Total liabilities and stockholders’ equity (deficit)	$63,738	$61,774
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$4,223	$2,456
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(811)	(824)
Purchases of short-term investments	(2,773)	(1,806)
Sales of short-term investments	1,263	1,349
Decrease in restricted short-term investments	15	85
Other investing activities	(22)	(8)
Net cash used in investing activities	(2,328)	(1,204)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(2,324)	(1,362)
Proceeds from issuance of long-term debt	997	325
Net payments on fuel financing	(554)	(74)
Other financing activities	(68)	(112)
Net cash used in financing activities	(1,949)	(1,223)
Net increase (decrease) in cash and restricted cash	(54)	29
Cash and restricted cash at beginning of period	1,056	902
Cash and restricted cash at end of period (1)	$1,002	$931

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$124	$350
Property and equipment acquired through finance leases and other	154	73
Finance leases converted to operating leases	39	45
Supplemental information:
Interest paid, net	454	524

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$903	$835
Restricted cash included in restricted cash and short-term investments	99	96
Total cash and restricted cash	$1,002	$931
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2025	$7	$7,387	$(4,389)	$(6,732)	$(3,727)
Net loss	—	—	—	(382)	(382)
Other comprehensive income, net	—	—	17	—	17
Issuance of 1,084,057 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(7)	—	—	(7)
Share-based compensation expense	—	22	—	—	22
Balance at March 31, 2026	$7	$7,402	$(4,372)	$(7,114)	$(4,077)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2024	$7	$7,424	$(4,565)	$(6,843)	$(3,977)
Net loss	—	—	—	(473)	(473)
Other comprehensive income, net	—	—	18	—	18
Settlement of warrants	—	(79)	—	—	(79)
Issuance of 1,914,837 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Share-based compensation expense	—	16	—	—	16
Balance at March 31, 2025	$7	$7,348	$(4,547)	$(7,316)	$(4,508)
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines Group Inc. (we, us, our and similar terms, or AAG) should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025. The accompanying unaudited condensed consolidated financial statements include the accounts of AAG and its wholly-owned subsidiaries. AAG’s principal subsidiary is American Airlines, Inc. (American). All significant intercompany transactions have been eliminated.
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
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Litigation reserve adjustments	$12	$30
Labor contract expenses (1)	2	31
Other operating special items, net	—	9
Mainline operating special items, net	14	70

Mark-to-market adjustments on equity investments, net (2)	72	29
Debt refinancing and extinguishment	54	19
Other nonoperating special items, net	9	—
Nonoperating special items, net	135	48

(1)Labor contract expenses for the three months ended March 31, 2025 included a one-time charge resulting from adjustments to vacation accruals due to pay rate increases effective January 1, 2025, following the ratification of the contract extension in the fourth quarter of 2024 with our mainline maintenance and fleet service team members.
(2)Mark-to-market adjustments on equity investments, net included unrealized gains and losses associated with certain equity investments.
3. Loss Per Common Share
The following table provides the computation of basic and diluted loss per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic and diluted EPS:
Net loss	$(382)	$(473)
Weighted average common shares outstanding (in thousands)	661,181	658,880
Basic and diluted EPS	$(0.58)	$(0.72)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The following were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Restricted stock unit awards	1,625	1,836
6.50% convertible senior notes (1)	—	61,728

(1)On March 27, 2025, we provided notice to the holders of our 6.50% convertible senior notes due 2025 (Convertible Notes) that we would settle our Convertible Notes at their maturity in cash on July 1, 2025. As a result, we have excluded the Convertible Notes from the calculation of diluted EPS for the quarterly periods ended after March 31, 2025.
In addition, for the three months ended March 31, 2026, excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are certain shares underlying the warrants issued pursuant to the payroll support program established under the Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP2 Warrants) and the payroll support program established under the American Rescue Plan Act of 2021 (PSP3 Warrants).
During the first three months of 2026, 2.8 million shares of PSP2 Warrants were exercised at an exercise price of $15.66 per share and net settled in cash for a nominal amount, reflected within other financing activities in the condensed consolidated statement of cash flows. Additionally, 2.9 million shares of PSP2 Warrants expired during the first quarter of 2026.
The table below provides a summary of the warrants outstanding as of March 31, 2026:

Warrants	Warrants Issued (shares, in thousands) (1)	Exercise Price ($)	Expiration
PSP2 Warrants	883	15.66	April 2026
PSP3 Warrants	4,407	21.75	April 2026 to June 2026

(1)The PSP2 Warrants and PSP3 Warrants are subject to certain anti-dilution provisions, do not have any voting rights and are freely transferable, with registration rights. Each warrant is exercisable either through net share settlement or cash, at our option. The warrants were issued solely as compensation to the U.S. Government related to entry into the payroll support program agreements. No separate proceeds (apart from the financial assistance previously received in 2021) were received upon issuance of the warrants or will be received upon exercise thereof.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
4. Revenue Recognition
Revenue
The following are the significant categories comprising our operating revenues (in millions):

	Three Months Ended March 31,
	2026	2025
Passenger revenue:
Passenger travel	$11,515	$10,475
Loyalty revenue - travel (1)	980	916
Total passenger revenue	12,495	11,391
Cargo	214	189
Other:
Loyalty revenue - marketing services	1,027	823
Other revenue	176	148
Total other revenue	1,203	971
Total operating revenues	$13,912	$12,551

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2026	2025
Domestic	$8,990	$8,127
Latin America	1,963	1,906
Atlantic	1,102	965
Pacific	440	393
Total passenger revenue	$12,495	$11,391
We attribute passenger revenue by geographic region based upon the origin and destination of each flight segment.
Contract Balances
Our significant contract liabilities are comprised of (1) outstanding loyalty program mileage credits that may be redeemed for future air travel, non-air travel and other awards, reported as loyalty program liability on the condensed consolidated balance sheets; and (2) ticket sales for transportation that has not yet been provided, reported as air traffic liability on the condensed consolidated balance sheets.

	March 31, 2026	December 31, 2025
	(In millions)
Loyalty program liability	$11,586	$10,564
Air traffic liability	10,031	7,158
Total	$21,617	$17,722

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2025	$10,564
Deferral of revenue	2,020
Recognition of revenue (1)	(998)
Balance at March 31, 2026 (2)	$11,586

(1)Principally relates to revenue recognized from the redemption of mileage credits for air travel, non-air travel and other awards. Mileage credits are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of mileage credits that were part of the loyalty program deferred revenue balance at the beginning of the period, as well as mileage credits that were issued during the period.
(2)Mileage credits can be redeemed at any time and generally do not expire as long as the AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of March 31, 2026, our current loyalty program liability was $4.2 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
Additionally, as of March 31, 2026, our loyalty program liability includes a one-time cash payment associated with the extension of a partner agreement announced in 2025.
The air traffic liability principally represents tickets sold for future travel on American, American Eagle and partner airlines. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the three months ended March 31, 2026, $4.2 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Debt included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2026	December 31, 2025
Secured
2013 Term Loan Facility, variable interest rate of 6.00%, installments until due in February 2028	$970	$970
2014 Term Loan Facility, variable interest rate of 5.52%, installments until due in January 2027	1,147	1,159
2023 Term Loan Facility, variable interest rate of 5.91%, installments until due in June 2029	1,078	1,078
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes	—	1,000
5.50% senior secured notes, installments until due in April 2026 (1)	292	583
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
2021 AAdvantage Term Loan Facility, variable interest rate of 5.92%, installments until due in April 2028 (1)	2,258	2,264
2025 AAdvantage Term Loan Facility, variable interest rate of 6.42%, installments until due in May 2032 (1)	993	995
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 4.15%, maturing from 2026 to 2038	7,755	6,912
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 6.29%, averaging 5.45%, maturing from 2027 to 2037	4,527	4,719
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	789	789
	23,559	24,219
Unsecured
PSP1 Promissory Note, variable interest rate of 5.57%, interest only payments until due in April 2030	1,757	1,757
PSP2 Promissory Note, variable interest rate of 5.57%, interest only payments until due in January 2031	1,030	1,030
PSP3 Promissory Note, interest only payments until due in April 2031 (2)	959	959
Senior short-term term loan facility	—	629
	3,746	4,375
Total	27,305	28,594
Less: Total unamortized debt discount, premium and issuance costs	288	314
Less: Current maturities	4,083	3,641
Long-term debt, net of current maturities	$22,934	$24,639

(1)Collectively referred to as the AAdvantage Financing.
(2)The PSP3 Promissory Note bears interest at a fixed interest rate of 1.00% until the second quarter of 2026. Thereafter, the note bears interest at 2.00% plus an interest rate based on the Secured Overnight Financing Rate (SOFR).
As of March 31, 2026, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$363
2014 Revolving Facility	1,296
2023 Revolving Facility	1,451
Other facilities (1)	400
Total	$3,510

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

(1)Includes a revolving credit facility that provides for borrowing capacity of up to $350 million. In March 2026, American elected to exercise its option to extend the maturity date of the revolving credit facility by an additional year to March 2028. Additionally, American currently has $50 million of available borrowing capacity under a cargo receivables facility that is scheduled to expire in December 2026. There are no amounts drawn under these facilities.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.
2026 Financing Activities
2013 Credit Facilities – 2013 Revolving Facility
In March 2026, American and AAG entered into the Eleventh Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015 (as amended, the 2013 Credit Agreement), pursuant to which American terminated all then-existing revolving commitments and letter of credit commitments available under the 2013 Credit Agreement and established new revolving commitments in an aggregate amount of $363 million and new letter of credit commitments (which are part of, and not in addition to, the revolving credit commitments) in an aggregate amount of $155 million (the newly established revolving commitments, the 2013 Revolving Facility), which have a maturity date of March 5, 2031. All other terms of the 2013 Revolving Facility are substantially similar to the prior revolving commitments.
2014 Credit Facilities – 2014 Revolving Facility
In March 2026, American and AAG entered into the Eleventh Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015 (as amended, the 2014 Credit Agreement), pursuant to which American terminated all then-existing revolving commitments and letter of credit commitments available under the 2014 Credit Agreement and established new revolving commitments in an aggregate amount of approximately $1.3 billion and new letter of credit commitments (which are part of, and not in addition to, the revolving credit commitments) in an aggregate amount of $195 million (the newly established revolving commitments, the 2014 Revolving Facility), which have a maturity date of March 5, 2031. All other terms of the 2014 Revolving Facility are substantially similar to the prior revolving commitments.
2023 Credit Facilities – 2023 Revolving Facility
In March 2026, American and AAG entered into the Fourth Amendment to the Credit and Guaranty Agreement, amending the Credit and Guaranty Agreement, dated as of December 4, 2023 (as amended, the 2023 Credit Agreement), pursuant to which American terminated all then-existing revolving commitments available under the 2023 Credit Agreement and established new revolving commitments in an aggregate amount of approximately $1.5 billion (the newly established revolving commitments, the 2023 Revolving Facility), which have a maturity date of March 5, 2031. All other terms of the 2023 Revolving Facility are substantially similar to the prior revolving commitments.
2025 AAdvantage Term Loan Facility
In February 2026, American and AAdvantage Loyalty IP Ltd., a Cayman Islands exempted company incorporated with limited liability and an indirect wholly-owned subsidiary of American (together with American, the AAdvantage Issuers) entered into a fourth amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Fourth Amendment). As a result of the Fourth Amendment, the term loans outstanding under the 2025 AAdvantage Term Loan Facility were replaced with new term loans in the same principal amount. Pursuant to the Fourth Amendment, the 2025 AAdvantage Term Loan Facility bears interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 1.75% per annum or, at the AAdvantage Issuers’ option, the SOFR rate for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 2.75% per annum. All other terms of the 2025 AAdvantage Term Loan Facility remain substantially similar.
2026-1 Class (B)R Aircraft EETCs
In March 2026, American entered into agreements under which it borrowed $870 million in connection with the financing of certain aircraft that had been previously delivered. Debt incurred under these agreements is junior to existing equipment notes secured by such previously delivered aircraft, matures in 2028 through 2029 and bears interest at a fixed rate of 5.61%.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
2025-1 Aircraft EETCs
In November 2025, American created two pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2025-1 Class A and Class B EETCs (the 2025-1 Aircraft EETCs) in connection with the financing of 25 aircraft delivered to American from October 2025 through March 2026 (the 2025-1 Aircraft). In 2025, $978 million of the proceeds were used to purchase equipment notes issued by American in connection with the financing of 21 of the 2025-1 Aircraft. In March 2026, approximately $127 million of proceeds were used to purchase equipment notes issued by American in connection with the financing of the four remaining 2025-1 Aircraft. As of March 31, 2026, there are no remaining proceeds held in escrow, and all proceeds have been used to purchase equipment notes issued by American. Interest and principal payments on equipment notes issued in connection with the 2025-1 Aircraft EETCs are payable semi-annually in May and November each year, with interest payments scheduled to begin in May 2026 and principal payments scheduled to begin in November 2026.
Certain information regarding the 2025-1 Aircraft EETC equipment notes, as of March 31, 2026, is set forth in the table below:

2025-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$884 million	$221 million
Fixed interest rate per annum	4.90%	5.65%
Maturity date	May 2038	November 2034
Other Financing Activities
In the first quarter of 2026, American paid in full the $629 million of the outstanding principal amount of the senior short-term term loan facility due January 2026. Additionally, American prepaid in full the $1.0 billion of the outstanding principal amount of the 8.50% senior secured notes.
6. Income Taxes
At December 31, 2025, we had approximately $11.9 billion of gross federal net operating losses (NOLs) and $6.0 billion of other carryforwards available to reduce future federal taxable income, of which $1.6 billion will expire beginning in 2033 if unused and $16.3 billion can be carried forward indefinitely. We also had approximately $5.0 billion of NOL carryforwards to reduce future state taxable income at December 31, 2025, which will expire in taxable years 2025 through 2045 if unused.
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
We have used the discrete method to calculate income taxes for the three months ended March 31, 2026. At this time, we believe that the use of the discrete method is more appropriate than the estimated annual effective tax rate method due to the fact that small changes in projected full year income could cause material fluctuations in our annual effective tax rate applied during each quarter.
During the three months ended March 31, 2026, we recorded an income tax benefit of $94 million, which was substantially non-cash due to the utilization of the NOLs described above. Substantially all of our loss before income taxes is attributable to the United States.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
7. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2026.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2026
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$608	$608	$—	$—
Corporate obligations	3,736	—	3,736	—
Bank notes/certificates of deposit/time deposits	1,947	—	1,947	—
Repurchase agreements	100	—	100	—
	6,391	608	5,783	—
Restricted cash and short-term investments (1), (3)	717	411	306	—
Long-term investments (4)	137	137	—	—
Total	$7,245	$1,156	$6,089	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)Our short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations, collateral associated with the payment of interest for the AAdvantage Financing and money market funds to be used to finance the cost of improvements at the overhaul and maintenance base at Tulsa International Airport. Restricted short-term investments principally mature in one year or less.
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
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	March 31, 2026
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$27,017	$26,955	$—	$23,455	$3,500

	December 31, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$28,280	$28,582	$—	$25,051	$3,531

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
Our equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Republic Airways Holdings Inc.	Equity Method	20.8%	20.8%	$253	$254
China Southern Airlines	Fair Value	1.5%	1.5%	135	203
Other investments (1)	Various			144	146
Total				$532	$603

(1)Primarily includes our investment in JetSMART Holdings Limited, which is accounted for under the equity method.
9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2026	2025	2026	2025
Service cost	$1	$1	$6	$6
Interest cost	177	183	16	18
Expected return on assets	(230)	(232)	(2)	(2)
Amortization of:
Prior service cost	—	—	4	4
Unrecognized net loss (gain)	22	24	(5)	(6)
Net periodic benefit cost (income)	$(30)	$(24)	$19	$20
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other expense, net in the condensed consolidated statements of operations.
During the first three months of 2026, we made required contributions of $236 million and supplemental contributions of $50 million to our defined benefit pension plans.
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Provision (1)	Total
Balance at December 31, 2025	$(2,732)	$—	$(1,657)	$(4,389)
Other comprehensive income (loss) before reclassifications	3	(2)	—	1
Amounts reclassified from AOCI	21	—	(5)	16
Net current-period other comprehensive income (loss)	24	(2)	(5)	17
Balance at March 31, 2026	$(2,708)	$(2)	$(1,662)	$(4,372)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net loss until the obligations are fully extinguished. Amounts reclassified from AOCI are recognized within the income tax benefit on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2026	2025
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$4	Nonoperating other expense, net
Actuarial loss	13	14	Nonoperating other expense, net
Total reclassifications for the period, net of tax	$16	$18
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
Regional expenses for the three months ended March 31, 2026 and 2025 include $91 million and $79 million of depreciation and amortization, respectively, and each include $2 million of aircraft rent.
During the three months ended March 31, 2026 and 2025, we recognized $177 million and $168 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). We hold a 20.8% equity interest in Republic Airways Holdings Inc., the parent company of Republic.
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
American Eagle Flight 5342 Accident Litigation. On January 29, 2025, American Eagle flight 5342 was involved in a fatal accident in Washington, D.C. The Bombardier CRJ700 aircraft operated by PSA Airlines, Inc. (PSA) was en route to Washington, D.C. from Wichita, Kansas when it was involved in a midair collision near Ronald Reagan Washington National Airport. Beginning on September 24, 2025, multiple wrongful death and survival actions have been filed in the U.S. District Court for the District of Columbia related to the accident. We expect additional actions will continue to be filed. All cases have been assigned to the same judge and are subject to streamlined pleading and discovery procedures. The court required plaintiffs to file a single consolidated Master Complaint (MC), with later joining plaintiffs to file short form complaints adopting the MC and adding any plaintiff-specific information. The MC alleges that the U.S. Government, American and PSA negligently caused or contributed to the accident. Defendants’ respective deadlines to respond to the MC were in December 2025. The U.S. Government filed an answer to the MC admitting liability only as to claims that the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
helicopter pilots were negligent in failing to see and avoid Flight 5342. American and PSA filed motions to dismiss asserting federal preemption and related failure to state a claim grounds. The airlines’ motions to dismiss were denied without prejudice on February 27, 2026. Plaintiffs filed an amended complaint on March 27, 2026. Discovery is ongoing pursuant to an expedited 18-month discovery and pre-trial calendar, which sets the trial date for April 12, 2027. We believe these lawsuits are without merit as to both American and PSA and are defending against them vigorously.
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

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating revenues:
Passenger	$12,495	$11,391
Cargo	214	189
Other	1,202	969
Total operating revenues	13,911	12,549
Operating expenses:
Aircraft fuel and related taxes	2,928	2,587
Salaries, wages and benefits	4,672	4,220
Regional expenses	1,399	1,349
Maintenance, materials and repairs	982	922
Other rent and landing fees	890	826
Aircraft rent	309	297
Selling expenses	507	450
Depreciation and amortization	475	467
Special items, net	14	70
Other	1,771	1,629
Total operating expenses	13,947	12,817
Operating loss	(36)	(268)
Nonoperating income (expense):
Interest income	192	236
Interest expense, net	(400)	(452)
Other expense, net	(94)	(44)
Total nonoperating expense, net	(302)	(260)
Loss before income taxes	(338)	(528)
Income tax benefit	(64)	(144)
Net loss	$(274)	$(384)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(274)	$(384)
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	19	18
Investments	(2)	—
Total other comprehensive income, net of tax	17	18
Total comprehensive loss	$(257)	$(366)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$889	$936
Short-term investments	6,388	4,880
Restricted cash and short-term investments	717	735
Accounts receivable, net	1,975	2,041
Receivables from related parties, net	10,067	9,896
Aircraft fuel, spare parts and supplies, net	2,923	2,596
Prepaid expenses and other	711	645
Total current assets	23,670	21,729
Operating property and equipment
Flight equipment	46,920	46,226
Ground property and equipment	10,058	9,954
Equipment purchase deposits	592	656
Total property and equipment, at cost	57,570	56,836
Less accumulated depreciation and amortization	(25,097)	(24,621)
Total property and equipment, net	32,473	32,215
Operating lease right-of-use assets	6,893	7,038
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $850 and $848, respectively	2,064	2,066
Deferred tax asset	1,891	1,832
Other assets	1,229	1,276
Total other assets	9,275	9,265
Total assets	$72,311	$70,247
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$4,189	$3,750
Accounts payable	3,479	2,717
Accrued salaries and wages	1,781	1,957
Air traffic liability	10,031	7,158
Loyalty program liability	4,210	3,725
Operating lease liabilities	1,044	1,048
Fuel financing	360	914
Other accrued liabilities	2,853	2,768
Total current liabilities	27,947	24,037
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	19,765	21,509
Pension and postretirement benefits	1,217	1,566
Loyalty program liability	7,376	6,839
Operating lease liabilities	5,719	5,860
Other liabilities	1,494	1,408
Total noncurrent liabilities	35,571	37,182
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,490	17,468
Accumulated other comprehensive loss	(4,490)	(4,507)
Retained deficit	(4,207)	(3,933)
Total stockholder’s equity	8,793	9,028
Total liabilities and stockholder’s equity	$72,311	$70,247
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$4,196	$2,348
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(788)	(805)
Purchases of short-term investments	(2,773)	(1,806)
Sales of short-term investments	1,263	1,349
Decrease in restricted short-term investments	15	85
Other investing activities	(22)	(8)
Net cash used in investing activities	(2,305)	(1,185)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(2,324)	(1,362)
Proceeds from issuance of long-term debt	997	325
Net payments on fuel financing	(554)	(74)
Other financing activities	(60)	(20)
Net cash used in financing activities	(1,941)	(1,131)
Net increase (decrease) in cash and restricted cash	(50)	32
Cash and restricted cash at beginning of period	1,038	893
Cash and restricted cash at end of period (1)	$988	$925

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$124	$349
Property and equipment acquired through finance leases and other	137	71
Finance leases converted to operating leases	39	45
Supplemental information:
Interest paid, net	382	473

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$889	$829
Restricted cash included in restricted cash and short-term investments	99	96
Total cash and restricted cash	$988	$925
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2025	$—	$17,468	$(4,507)	$(3,933)	$9,028
Net loss	—	—	—	(274)	(274)
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	22	—	—	22
Balance at March 31, 2026	$—	$17,490	$(4,490)	$(4,207)	$8,793

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2024	$—	$17,408	$(4,677)	$(4,497)	$8,234
Net loss	—	—	—	(384)	(384)
Other comprehensive income, net	—	—	18	—	18
Share-based compensation expense	—	15	—	—	15
Intercompany equity transfer	—	1	—	—	1
Balance at March 31, 2025	$—	$17,424	$(4,659)	$(4,881)	$7,884
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American Airlines, Inc. (American) should be read in conjunction with the consolidated financial statements contained in American’s Annual Report on Form 10-K for the year ended December 31, 2025. American is the principal wholly-owned subsidiary of American Airlines Group Inc. (AAG). All significant intercompany transactions have been eliminated.
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
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Litigation reserve adjustments	$12	$30
Labor contract expenses (1)	2	31
Other operating special items, net	—	9
Mainline operating special items, net	14	70

Mark-to-market adjustments on equity investments, net (2)	72	29
Debt refinancing and extinguishment	54	19
Other nonoperating special items, net	9	—
Nonoperating special items, net	135	48

(1)Labor contract expenses for the three months ended March 31, 2025 included a one-time charge resulting from adjustments to vacation accruals due to pay rate increases effective January 1, 2025, following the ratification of the contract extension in the fourth quarter of 2024 with American’s mainline maintenance and fleet service team members.
(2)Mark-to-market adjustments on equity investments, net included unrealized gains and losses associated with certain equity investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Revenue Recognition
Revenue
The following are the significant categories comprising American’s operating revenues (in millions):

	Three Months Ended March 31,
	2026	2025
Passenger revenue:
Passenger travel	$11,515	$10,475
Loyalty revenue - travel (1)	980	916
Total passenger revenue	12,495	11,391
Cargo	214	189
Other:
Loyalty revenue - marketing services	1,027	823
Other revenue	175	146
Total other revenue	1,202	969
Total operating revenues	$13,911	$12,549

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is American’s total passenger revenue by geographic region (in millions):

	Three Months Ended March 31,
	2026	2025
Domestic	$8,990	$8,127
Latin America	1,963	1,906
Atlantic	1,102	965
Pacific	440	393
Total passenger revenue	$12,495	$11,391
American attributes passenger revenue by geographic region based upon the origin and destination of each flight segment.
Contract Balances
American’s significant contract liabilities are comprised of (1) outstanding loyalty program mileage credits that may be redeemed for future air travel, non-air travel and other awards, reported as loyalty program liability on the condensed consolidated balance sheets; and (2) ticket sales for transportation that has not yet been provided, reported as air traffic liability on the condensed consolidated balance sheets.

	March 31, 2026	December 31, 2025
	(In millions)
Loyalty program liability	$11,586	$10,564
Air traffic liability	10,031	7,158
Total	$21,617	$17,722

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2025	$10,564
Deferral of revenue	2,020
Recognition of revenue (1)	(998)
Balance at March 31, 2026 (2)	$11,586

(1)Principally relates to revenue recognized from the redemption of mileage credits for air travel, non-air travel and other awards. Mileage credits are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of mileage credits that were part of the loyalty program deferred revenue balance at the beginning of the period, as well as mileage credits that were issued during the period.
(2)Mileage credits can be redeemed at any time and generally do not expire as long as the AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of March 31, 2026, American’s current loyalty program liability was $4.2 billion and represents American’s current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
Additionally, as of March 31, 2026, American’s loyalty program liability includes a one-time cash payment associated with the extension of a partner agreement announced in 2025.
The air traffic liability principally represents tickets sold for future travel on American, American Eagle and partner airlines. The balance in American’s air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the three months ended March 31, 2026, $4.2 billion of revenue was recognized in passenger revenue that was included in American’s air traffic liability at December 31, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Debt included in the condensed consolidated balance sheets consisted of (in millions):

	March 31, 2026	December 31, 2025
Secured
2013 Term Loan Facility, variable interest rate of 6.00%, installments until due in February 2028	$970	$970
2014 Term Loan Facility, variable interest rate of 5.52%, installments until due in January 2027	1,147	1,159
2023 Term Loan Facility, variable interest rate of 5.91%, installments until due in June 2029	1,078	1,078
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes	—	1,000
5.50% senior secured notes, installments until due in April 2026 (1)	292	583
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
2021 AAdvantage Term Loan Facility, variable interest rate of 5.92%, installments until due in April 2028 (1)	2,258	2,264
2025 AAdvantage Term Loan Facility, variable interest rate of 6.42%, installments until due in May 2032 (1)	993	995
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 4.15%, maturing from 2026 to 2038	7,755	6,912
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 6.29%, averaging 5.45%, maturing from 2027 to 2037	4,527	4,719
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	789	789
	23,559	24,219
Unsecured
Senior short-term term loan facility	—	629
Total	23,559	24,848
Less: Total unamortized debt discount, premium and issuance costs	286	313
Less: Current maturities	4,083	3,641
Long-term debt, net of current maturities	$19,190	$20,894

(1)Collectively referred to as the AAdvantage Financing.
As of March 31, 2026, the maximum availability under American’s revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$363
2014 Revolving Facility	1,296
2023 Revolving Facility	1,451
Other facilities (1)	400
Total	$3,510

(1)Includes a revolving credit facility that provides for borrowing capacity of up to $350 million. In March 2026, American elected to exercise its option to extend the maturity date of the revolving credit facility by an additional year to March 2028. Additionally, American currently has $50 million of available borrowing capacity under a cargo receivables facility that is scheduled to expire in December 2026. There are no amounts drawn under these facilities.
Secured financings, including revolving credit and other facilities, are collateralized by assets, consisting primarily of aircraft, engines, simulators, airport gate leasehold rights, route authorities, airport slots, certain receivables, certain intellectual property and certain loyalty program assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2026 Financing Activities
2013 Credit Facilities – 2013 Revolving Facility
In March 2026, American and AAG entered into the Eleventh Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015 (as amended, the 2013 Credit Agreement), pursuant to which American terminated all then-existing revolving commitments and letter of credit commitments available under the 2013 Credit Agreement and established new revolving commitments in an aggregate amount of $363 million and new letter of credit commitments (which are part of, and not in addition to, the revolving credit commitments) in an aggregate amount of $155 million (the newly established revolving commitments, the 2013 Revolving Facility), which have a maturity date of March 5, 2031. All other terms of the 2013 Revolving Facility are substantially similar to the prior revolving commitments.
2014 Credit Facilities – 2014 Revolving Facility
In March 2026, American and AAG entered into the Eleventh Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015 (as amended, the 2014 Credit Agreement), pursuant to which American terminated all then-existing revolving commitments and letter of credit commitments available under the 2014 Credit Agreement and established new revolving commitments in an aggregate amount of approximately $1.3 billion and new letter of credit commitments (which are part of, and not in addition to, the revolving credit commitments) in an aggregate amount of $195 million (the newly established revolving commitments, the 2014 Revolving Facility), which have a maturity date of March 5, 2031. All other terms of the 2014 Revolving Facility are substantially similar to the prior revolving commitments.
2023 Credit Facilities – 2023 Revolving Facility
In March 2026, American and AAG entered into the Fourth Amendment to the Credit and Guaranty Agreement, amending the Credit and Guaranty Agreement, dated as of December 4, 2023 (as amended, the 2023 Credit Agreement), pursuant to which American terminated all then-existing revolving commitments available under the 2023 Credit Agreement and established new revolving commitments in an aggregate amount of approximately $1.5 billion (the newly established revolving commitments, the 2023 Revolving Facility), which have a maturity date of March 5, 2031. All other terms of the 2023 Revolving Facility are substantially similar to the prior revolving commitments.
2025 AAdvantage Term Loan Facility
In February 2026, American and AAdvantage Loyalty IP Ltd., a Cayman Islands exempted company incorporated with limited liability and an indirect wholly-owned subsidiary of American (together with American, the AAdvantage Issuers) entered into a fourth amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the Fourth Amendment). As a result of the Fourth Amendment, the term loans outstanding under the 2025 AAdvantage Term Loan Facility were replaced with new term loans in the same principal amount. Pursuant to the Fourth Amendment, the 2025 AAdvantage Term Loan Facility bears interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 1.75% per annum or, at the AAdvantage Issuers’ option, the SOFR rate for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 2.75% per annum. All other terms of the 2025 AAdvantage Term Loan Facility remain substantially similar.
2026-1 Class (B)R Aircraft EETCs
In March 2026, American entered into agreements under which it borrowed $870 million in connection with the financing of certain aircraft that had been previously delivered. Debt incurred under these agreements is junior to existing equipment notes secured by such previously delivered aircraft, matures in 2028 through 2029 and bears interest at a fixed rate of 5.61%.
2025-1 Aircraft EETCs
In November 2025, American created two pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2025-1 Class A and Class B EETCs (the 2025-1 Aircraft EETCs) in connection with the financing of 25 aircraft delivered to American from October 2025 through March 2026 (the 2025-1 Aircraft). In 2025, $978 million of the proceeds were used to purchase equipment notes issued by American in connection with the financing of 21 of the 2025-1 Aircraft. In March 2026, approximately $127 million of proceeds were used to purchase equipment notes issued by American in connection with the financing of the four remaining 2025-1 Aircraft. As of March 31, 2026, there are no remaining proceeds held in escrow, and all proceeds have been used to purchase equipment notes issued by American.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Interest and principal payments on equipment notes issued in connection with the 2025-1 Aircraft EETCs are payable semi-annually in May and November each year, with interest payments scheduled to begin in May 2026 and principal payments scheduled to begin in November 2026.
Certain information regarding the 2025-1 Aircraft EETC equipment notes, as of March 31, 2026, is set forth in the table below:

2025-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$884 million	$221 million
Fixed interest rate per annum	4.90%	5.65%
Maturity date	May 2038	November 2034
Other Financing Activities
In the first quarter of 2026, American paid in full the $629 million of the outstanding principal amount of the senior short-term term loan facility due January 2026. Additionally, American prepaid in full the $1.0 billion of the outstanding principal amount of the 8.50% senior secured notes.
5. Income Taxes
At December 31, 2025, American had approximately $11.7 billion of gross federal net operating losses (NOLs) and $3.8 billion of other carryforwards available to reduce future federal taxable income, of which $1.8 billion will expire beginning in 2033 if unused and $13.7 billion can be carried forward indefinitely. American is a member of AAG’s consolidated federal and certain state income tax returns. American also had approximately $4.7 billion of NOL carryforwards to reduce future state taxable income at December 31, 2025, which will expire in taxable years 2025 through 2045 if unused.
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
American has used the discrete method to calculate income taxes for the three months ended March 31, 2026. At this time, American believes that the use of the discrete method is more appropriate than the estimated annual effective tax rate method due to the fact that small changes in projected full year income could cause material fluctuations in American’s annual effective tax rate applied during each quarter.
During the three months ended March 31, 2026, American recorded an income tax benefit of $64 million, which was substantially non-cash due to the utilization of the NOLs described above. Substantially all of American’s loss before income taxes is attributable to the United States.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2026.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of March 31, 2026
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$606	$606	$—	$—
Corporate obligations	3,736	—	3,736	—
Bank notes/certificates of deposit/time deposits	1,946	—	1,946	—
Repurchase agreements	100	—	100	—
	6,388	606	5,782	—
Restricted cash and short-term investments (1), (3)	717	411	306	—
Long-term investments (4)	137	137	—	—
Total	$7,242	$1,154	$6,088	$—

(1)All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss at each reporting period. There were no credit losses.
(2)American’s short-term investments mature in one year or less.
(3)Restricted cash and short-term investments primarily include collateral held to support workers’ compensation obligations, collateral associated with the payment of interest for the AAdvantage Financing and money market funds to be used to finance the cost of improvements at the overhaul and maintenance base at Tulsa International Airport. Restricted short-term investments principally mature in one year or less.
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
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	March 31, 2026
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$23,273	$23,455	$—	$23,455	$—

	December 31, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$24,535	$25,051	$—	$25,051	$—

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
American’s equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Republic Airways Holdings Inc.	Equity Method	20.8%	20.8%	$253	$254
China Southern Airlines	Fair Value	1.5%	1.5%	135	203
Other investments (1)	Various			144	146
Total				$532	$603

(1)Primarily includes American’s investment in JetSMART Holdings Limited, which is accounted for under the equity method.
8. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended March 31,	2026	2025	2026	2025
Service cost	$1	$1	$6	$6
Interest cost	175	182	16	18
Expected return on assets	(228)	(231)	(2)	(2)
Amortization of:
Prior service cost	—	—	4	4
Unrecognized net loss (gain)	22	24	(5)	(6)
Net periodic benefit cost (income)	$(30)	$(24)	$19	$20
Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other expense, net in the condensed consolidated statements of operations.
During the first three months of 2026, American made required contributions of $236 million and supplemental contributions of $50 million to its defined benefit pension plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Provision (1)	Total
Balance at December 31, 2025	$(2,742)	$—	$(1,765)	$(4,507)
Other comprehensive income (loss) before reclassifications	3	(2)	—	1
Amounts reclassified from AOCI	21	—	(5)	16
Net current-period other comprehensive income (loss)	24	(2)	(5)	17
Balance at March 31, 2026	$(2,718)	$(2)	$(1,770)	$(4,490)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net loss until the obligations are fully extinguished. Amounts reclassified from AOCI are recognized within the income tax benefit on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI		Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended March 31,
	2026	2025
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$4	Nonoperating other expense, net
Actuarial loss	13	14	Nonoperating other expense, net
Total reclassifications for the period, net of tax	$16	$18
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
Regional expenses for the three months ended March 31, 2026 and 2025 include $77 million and $70 million of depreciation and amortization, respectively, and each include $2 million of aircraft rent.
During the three months ended March 31, 2026 and 2025, American recognized $177 million and $168 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). American holds a 20.8% equity interest in Republic Airways Holdings Inc., the parent company of Republic.
11. Transactions with Related Parties
The following represents the net receivables (payables) from or to related parties (in millions):

	March 31, 2026	December 31, 2025
AAG	$12,146	$11,938
AAG’s wholly-owned subsidiaries (1)	(2,079)	(2,042)
Total	$10,067	$9,896

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
American Eagle Flight 5342 Accident Litigation. On January 29, 2025, American Eagle flight 5342 was involved in a fatal accident in Washington, D.C. The Bombardier CRJ700 aircraft operated by PSA Airlines, Inc. (PSA) was en route to Washington, D.C. from Wichita, Kansas when it was involved in a midair collision near Ronald Reagan Washington National Airport. Beginning on September 24, 2025, multiple wrongful death and survival actions have been filed in the U.S. District Court for the District of Columbia related to the accident. AAG expects additional actions will continue to be filed. All cases have been assigned to the same judge and are subject to streamlined pleading and discovery procedures. The court required plaintiffs to file a single consolidated Master Complaint (MC), with later joining plaintiffs to file short form complaints adopting the MC and adding any plaintiff-specific information. The MC alleges that the U.S. Government, American and PSA negligently caused or contributed to the accident. Defendants’ respective deadlines to respond to the MC were in December 2025. The U.S. Government filed an answer to the MC admitting liability only as to claims that the helicopter pilots were negligent in failing to see and avoid Flight 5342. American and PSA filed motions to dismiss asserting federal preemption and related failure to state a claim grounds. The airlines’ motions to dismiss were denied without prejudice on February 27, 2026. Plaintiffs filed an amended complaint on March 27, 2026. Discovery is ongoing pursuant to an expedited 18-month discovery and pre-trial calendar, which sets the trial date for April 12, 2027. American believes these lawsuits are without merit as to both American and PSA and is defending against them vigorously.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Form 10-K). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of AAG and American, but rather updates disclosures made in the 2025 Form 10-K.
Financial Overview
Business and Macroeconomic Conditions
Worldwide macroeconomic, political and military events, including war, terrorist activity, and conflict in the Middle East (particularly if it intensifies or is prolonged) and in Ukraine, have contributed, and are likely to continue to contribute, to oil and natural gas price volatility. These factors, along with changes in U.S. or international trade policies and continued uncertainty surrounding such policies, could lead to weakened business conditions for the transportation industry, which may adversely impact our operations through increased supply chain challenges, commodity price volatility and a decline in discretionary spending and consumer confidence, among others.
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Because of the amount of fuel needed to operate our business, even a relatively small increase or decrease in the price of aircraft fuel can have a material effect on our operating results and liquidity. Market prices for aircraft fuel have fluctuated substantially over the first quarter of 2026 and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $1.86 per gallon to a high of approximately $4.75 per gallon during the first quarter of 2026.
AAG’s First Quarter 2026 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Passenger revenue	$12,495	$11,391	$1,104	9.7
Cargo revenue	214	189	25	12.9
Other operating revenue	1,203	971	232	23.9
Total operating revenues	13,912	12,551	1,361	10.8
Aircraft fuel and related taxes	2,928	2,587	341	13.2
Salaries, wages and benefits	4,674	4,222	452	10.7
Total operating expenses	13,953	12,821	1,132	8.8
Operating loss	(41)	(270)	(229)	(85.0)
Pre-tax loss	(476)	(648)	(172)	(26.6)
Income tax benefit	(94)	(175)	(81)	(46.7)
Net loss	(382)	(473)	(91)	(19.2)

Pre-tax loss – GAAP	$(476)	$(648)	$(172)	(26.6)
Adjusted for: pre-tax net special items (1)	149	118	31	25.0
Pre-tax loss excluding net special items	$(327)	$(530)	$(203)	(38.2)

(1)See “Reconciliation of GAAP to Non-GAAP Financial Measures” below and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.

Pre-Tax Loss and Net Loss
Pre-tax loss and net loss were $476 million and $382 million, respectively, in the first quarter of 2026. This compares to first quarter of 2025 pre-tax loss and net loss of $648 million and $473 million, respectively. Excluding the effects of pre-tax net special items, pre-tax loss was $327 million and $530 million in the first quarters of 2026 and 2025, respectively.
The period-over-period decrease in pre-tax loss on both a GAAP basis and excluding pre-tax net special items was principally driven by an increase in passenger revenue, offset in part by increases in certain operating expenses including salaries, wages, and benefits, aircraft fuel and related taxes and other operating expenses.
Revenue
In the first quarter of 2026, we reported total operating revenues of $13.9 billion, an increase of $1.4 billion, or 10.8%, from the first quarter of 2025. Passenger revenue was $12.5 billion in the first quarter of 2026, an increase of $1.1 billion, or 9.7%, from the first quarter of 2025. Passenger revenue performance improved in the first quarter of 2026, primarily due to higher domestic and international demand for air travel with passenger revenue per available seat mile (PRASM) increasing 6.5% compared to the first quarter of 2025. This increase was primarily driven by a 5.6% increase in passenger yield, while load factor increased 0.7pts compared to the first quarter of 2025.
Cargo revenue increased $25 million, or 12.9%, in the first quarter of 2026 from the first quarter of 2025, primarily due to a 9..0% increase in cargo ton miles and a 3.6% increase in cargo yield.
Other operating revenue increased $232 million, or 23.9%, in the first quarter of 2026 from the first quarter of 2025, driven primarily by higher revenue associated with our loyalty program. During the three months ended March 31, 2026 and 2025, cash payments from co-branded credit card and other partners were $2.9 billion and $1.8 billion, respectively. Cash remuneration for the first quarter of 2026 included a one-time cash payment associated with the extension of a partner agreement announced in 2025.
Our total revenue per available seat mile (TRASM) was 19.32 cents in the first quarter of 2026, a 7.6% increase as compared to 17.95 cents in the first quarter of 2025.
Fuel
Aircraft fuel and related taxes was $2.9 billion in the first quarter of 2026, which was $341 million, or 13.2%, higher as compared to the first quarter of 2025. This was primarily due to a 10.7% increase in the average price per gallon of aircraft fuel including related taxes to $2.75 in the first quarter of 2026 from $2.48 in the first quarter of 2025 and a 2.3% increase in gallons of fuel consumed due to increased capacity.
As of March 31, 2026, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity” in our 2025 Form 10-K.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel. Additionally, we continue to focus on initiatives to reengineer our business through the use of digital solutions, process enhancements and procurement transformation and we intend to continue to invest in reengineering our business through the remainder of 2026 and beyond to build an even more efficient airline and continue to manage costs while delivering a better experience for our customers and team.
Our 2026 first quarter total operating cost per available seat mile (CASM) was 19.38 cents, an increase of 5.6% from 18.34 cents in the first quarter of 2025. The increase in CASM was primarily driven by higher costs for salaries, wages and benefits, aircraft fuel and other operating expenses, offset in part by a decrease in mainline operating special items, net.

Our 2026 first quarter CASM excluding net special items, fuel and profit sharing was 15.29 cents, an increase of 5.2% from 14.54 cents in the first quarter of 2025, which was primarily driven by higher costs for salaries, wages and benefits and other operating expenses.
For a reconciliation of CASM to CASM excluding net special items, fuel and profit sharing see “Reconciliation of GAAP to Non-GAAP Financial Measures” below.
Liquidity
As of March 31, 2026, we had $10.8 billion in total available liquidity, consisting of $7.3 billion in unrestricted cash and short-term investments, and $3.5 billion in total undrawn capacity under revolving credit and other facilities.
During the first three months of 2026, we completed the following financing transactions (see Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on 2026 financing activities):
•repaid in full $629 million of the outstanding principal amount of the senior short-term term loan facility;
•prepaid in full $1.0 billion of the outstanding principal amount of the 8.50% senior secured notes;
•amended the 2025 AAdvantage Term Loan Facility to reduce the applicable interest rate margin;
•increased the aggregate revolving commitments under the 2013, 2014 and 2023 Revolving Facilities from $3.0 billion to $3.1 billion and extended the maturity of each facility from June 4, 2029 to March 5, 2031;
•received approximately $870 million and $127 million in proceeds from enhanced equipment trust certificates (EETCs) under the 2026-1 Class (B)R Aircraft EETCs and the 2025-1 Class A and B EETCs, respectively, in connection with the financing of certain aircraft;
•extended the maturity date of a revolving credit facility that provides for borrowing capacity of up to $350 million by an additional year to March 2028; and
•incurred $554 million in net payments on fuel financing transactions.
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

	Three Months Ended March 31,
	2026	2025
	(In millions)
Reconciliation of Pre-Tax Loss Excluding Net Special Items:
Pre-tax loss – GAAP	$(476)	$(648)
Pre-tax net special items (1):
Mainline operating special items, net	14	70
Nonoperating special items, net	135	48
Total pre-tax net special items	149	118
Pre-tax loss excluding net special items	$(327)	$(530)

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.
Additionally, the table below presents the reconciliation of total operating costs (GAAP measure) to total operating costs excluding net special items, fuel and profit sharing (non-GAAP measure) and CASM to CASM excluding net special items, fuel and profit sharing. Management uses total operating costs excluding net special items, fuel and profit sharing and CASM excluding net special items, fuel and profit sharing to evaluate our current operating performance and for period-to-period comparisons. The price of fuel, over which we have no control, impacts the comparability of period-to-period financial performance. Additionally, we exclude profit sharing to allow investors to better understand and analyze our operating cost performance and to provide a more meaningful comparison of our core operating costs to the airline industry. The adjustment to exclude net special items, fuel and profit sharing provides management with an additional tool to understand and analyze our non-fuel costs and core operating performance. Amounts may not recalculate due to rounding.

	Three Months Ended March 31,
	2026	2025
Reconciliation of CASM Excluding Net Special Items, Fuel and Profit Sharing:
(In millions)
Total operating expenses – GAAP	$13,953	$12,821
Operating net special items (1):
Mainline operating special items, net	(14)	(70)
Aircraft fuel and related taxes	(2,928)	(2,587)
Profit sharing	—	—
Total operating expenses, excluding net special items, fuel and profit sharing	$11,011	$10,164

Total available seat miles (ASM)	72,009	69,904
(In cents)
CASM	19.38	18.34
Operating net special items per ASM (1):
Mainline operating special items, net	(0.02)	(0.10)
Aircraft fuel and related taxes per ASM	(4.07)	(3.70)
Profit sharing per ASM	—	—
CASM, excluding net special items, fuel and profit sharing	15.29	14.54

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three months ended March 31, 2026 and 2025. Amounts may not recalculate due to rounding.

	Three Months Ended March 31,		Increase
	2026	2025
Revenue passenger miles (millions) (a)	58,551	56,356	3.9%
Available seat miles (millions) (b)	72,009	69,904	3.0%
Passenger load factor (percent) (c)	81.3	80.6	0.7pts
Yield (cents) (d)	21.34	20.21	5.6%
Passenger revenue per available seat mile (cents) (e)	17.35	16.30	6.5%
Total revenue per available seat mile (cents) (f)	19.32	17.95	7.6%
Fuel consumption (gallons in millions)	1,066	1,042	2.3%
Average aircraft fuel price including related taxes (dollars per gallon)	2.75	2.48	10.7%
Total operating cost per available seat mile (cents) (g)	19.38	18.34	5.6%
Aircraft at end of period (h)	1,594	1,552	2.7%
Full-time equivalent employees at end of period	138,900	133,100	4.4%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excluded from the aircraft count above as of March 31, 2026 are three Airbus A321XLR mainline aircraft and two Bombardier CRJ900 regional aircraft held in temporary storage.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Operating Revenues

	Three Months Ended March 31,		Increase	Percent Increase
	2026	2025
	(In millions, except percentage changes)
Passenger	$12,495	$11,391	$1,104	9.7
Cargo	214	189	25	12.9
Other	1,203	971	232	23.9
Total operating revenues	$13,912	$12,551	$1,361	10.8
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase vs. Three Months Ended March 31, 2025
	Three Months Ended March 31, 2026	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$12,495	3.9%	3.0%	0.7pts	5.6%	6.5%
Passenger revenue increased $1.1 billion, or 9.7%, in the first quarter of 2026 from the first quarter of 2025, primarily due to higher domestic and international demand for air travel with PRASM increasing 6.5% compared to the first quarter of 2025. This increase was primarily driven by a 5.6% increase in passenger yield, while load factor increased 0.7pts compared to the first quarter of 2025.
Cargo revenue increased $25 million, or 12.9%, in the first quarter of 2026 from the first quarter of 2025, primarily due to a 9.0% increase in cargo ton miles and a 3.6% increase in cargo yield.
Other operating revenue increased $232 million, or 23.9%, in the first quarter of 2026 from the first quarter of 2025, driven primarily by higher revenue associated with our loyalty program. During the three months ended March 31, 2026 and 2025, cash payments from co-branded credit card and other partners were $2.9 billion and $1.8 billion, respectively. Cash remuneration for the first quarter of 2026 included a one-time cash payment associated with the extension of a partner agreement announced in 2025.
Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,928	$2,587	$341	13.2
Salaries, wages and benefits	4,674	4,222	452	10.7
Regional expenses	1,404	1,351	53	3.9
Maintenance, materials and repairs	982	922	60	6.5
Other rent and landing fees	890	826	64	7.7
Aircraft rent	309	297	12	3.9
Selling expenses	507	450	57	12.8
Depreciation and amortization	475	468	7	1.6
Mainline operating special items, net	14	70	(56)	(80.6)
Other	1,770	1,628	142	8.7
Total operating expenses	$13,953	$12,821	$1,132	8.8
Aircraft fuel and related taxes increased $341 million, or 13.2%, in the first quarter of 2026 from the first quarter of 2025, primarily due to a 10.7% increase in the average price per gallon of aircraft fuel including related taxes to $2.75 in the first quarter of 2026 from $2.48 in the first quarter of 2025 and a 2.3% increase in gallons of fuel consumed due to increased capacity.

Salaries, wages and benefits increased $452 million, or 10.7%, in the first quarter of 2026 from the first quarter of 2025, primarily due to annual contractual wage rate increases and a 3.9% increase in mainline full-time equivalent employees subsequent to the first quarter of 2025.
Maintenance, materials and repairs increased $60 million, or 6.5%, in the first quarter of 2026 from the first quarter of 2025, primarily due to increased costs for airframe heavy checks, component part repairs and engine overhauls driven by higher volume and cost of materials.
Other rent and landing fees increased $64 million, or 7.7%, in the first quarter of 2026 from the first quarter of 2025, primarily due to rate increases at certain airports.
Selling expenses increased $57 million, or 12.8%, in the first quarter of 2026 from the first quarter of 2025, primarily due to higher commissions from renegotiated agency contracts, higher credit card fees driven by the overall increase in passenger revenue and increased advertising expenses.
Other operating expenses increased $142 million, or 8.7%, in the first quarter of 2026 from the first quarter of 2025, primarily driven by increased costs for crew travel, onboard food and catering, Wi-Fi, ground and cargo handling, passenger accommodation and certain general and administrative expenses.
Operating Special Items, Net

	Three Months Ended March 31,
	2026	2025
	(In millions)
Litigation reserve adjustments	$12	$30
Labor contract expenses (1)	2	31
Other operating special items, net	—	9
Mainline operating special items, net	$14	$70

(1)Labor contract expenses for the three months ended March 31, 2025 included a one-time charge resulting from adjustments to vacation accruals due to pay rate increases effective January 1, 2025, following the ratification of the contract extension in the fourth quarter of 2024 with our mainline maintenance and fleet service team members.
Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Interest income	$55	$94	$(39)	(41.3)
Interest expense, net	(397)	(428)	31	(7.3)
Other expense, net	(93)	(44)	(49)	nm(1)
Total nonoperating expense, net	$(435)	$(378)	$(57)	15.1

(1)Not meaningful or greater than 100% change.
Interest income decreased $39 million, or 41.3%, in the first quarter of 2026 from the first quarter of 2025, primarily due to a decrease in the average balance of our short-term investments and lower interest rates, resulting in reduced returns. Interest expense, net decreased $31 million, or 7.3%, in the first quarter of 2026 from the first quarter of 2025, primarily due to lower interest rates on our variable-rate debt instruments and lower outstanding debt subsequent to the first quarter of 2025, as we continue our efforts to strengthen the balance sheet.
In the first quarter of 2026, other nonoperating expense, net included $135 million of net special items primarily for mark-to-market net unrealized losses associated with certain equity investments and costs associated with debt refinancings and extinguishments, offset in part by $18 million of non-service-related pension and other postretirement benefit plan income.

In the first quarter of 2025, other nonoperating expense, net primarily included $48 million of net special charges for mark-to-market net unrealized losses associated with certain equity investments and debt refinancings and extinguishments, as well as $11 million of foreign currency losses, offset in part by $11 million of non-service-related pension and other postretirement benefit plan income.
Income Taxes
In the first quarter of 2026, we recorded an income tax benefit of $94 million. Substantially all of our loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
American’s Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Operating Revenues

	Three Months Ended March 31,		Increase	Percent Increase
	2026	2025
	(In millions, except percentage changes)
Passenger	$12,495	$11,391	$1,104	9.7
Cargo	214	189	25	12.9
Other	1,202	969	233	24.1
Total operating revenues	$13,911	$12,549	$1,362	10.9
Passenger revenue increased $1.1 billion, or 9.7%, in the first quarter of 2026 from the first quarter of 2025, primarily due to higher domestic and international demand for air travel with PRASM increasing compared to the first quarter of 2025. This increase was primarily driven by an increase in passenger yield, while load factor increased compared to the first quarter of 2025.
Cargo revenue increased $25 million, or 12.9%, in the first quarter of 2026 from the first quarter of 2025, primarily due to an increase in cargo ton miles and cargo yield.
Other operating revenue increased $233 million, or 24.1%, in the first quarter of 2026 from the first quarter of 2025, driven primarily by higher revenue associated with American’s loyalty program. During the three months ended March 31, 2026 and 2025, cash payments from co-branded credit card and other partners were $2.9 billion and $1.8 billion, respectively. Cash remuneration for the first quarter of 2026 included a one-time cash payment associated with the extension of a partner agreement announced in 2025.

Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,928	$2,587	$341	13.2
Salaries, wages and benefits	4,672	4,220	452	10.7
Regional expenses	1,399	1,349	50	3.7
Maintenance, materials and repairs	982	922	60	6.5
Other rent and landing fees	890	826	64	7.7
Aircraft rent	309	297	12	3.9
Selling expenses	507	450	57	12.8
Depreciation and amortization	475	467	8	1.7
Mainline operating special items, net	14	70	(56)	(80.6)
Other	1,771	1,629	142	8.7
Total operating expenses	$13,947	$12,817	$1,130	8.8
Aircraft fuel and related taxes increased $341 million, or 13.2%, in the first quarter of 2026 from the first quarter of 2025, primarily due to a 10.7% increase in the average price per gallon of aircraft fuel including related taxes to $2.75 in the first quarter of 2026 from $2.48 in the first quarter of 2025 and a 2.3% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $452 million, or 10.7%, in the first quarter of 2026 from the first quarter of 2025, primarily due to annual contractual wage rate increases and a 3.9% increase in mainline full-time equivalent employees subsequent to the first quarter of 2025.
Maintenance, materials and repairs increased $60 million, or 6.5%, in the first quarter of 2026 from the first quarter of 2025, primarily due to increased costs for airframe heavy checks, component part repairs and engine overhauls driven by higher volume and cost of materials.
Other rent and landing fees increased $64 million, or 7.7%, in the first quarter of 2026 from the first quarter of 2025, primarily due to rate increases at certain airports.
Selling expenses increased $57 million, or 12.8%, in the first quarter of 2026 from the first quarter of 2025, primarily due to higher commissions from renegotiated agency contracts, higher credit card fees driven by the overall increase in passenger revenue and increased advertising expenses.
Other operating expenses increased $142 million, or 8.7%, in the first quarter of 2026 from the first quarter of 2025, primarily driven by increased costs for crew travel, onboard food and catering, ground and cargo handling, Wi-Fi, passenger accommodation and certain general and administrative expenses.
Operating Special Items, Net

	Three Months Ended March 31,
	2026	2025
	(In millions)
Litigation reserve adjustments	$12	$30
Labor contract expenses (1)	2	31
Other operating special items, net	—	9
Mainline operating special items, net	$14	$70

(1)Labor contract expenses for the three months ended March 31, 2025 included a one-time charge resulting from adjustments to vacation accruals due to pay rate increases effective January 1, 2025, following the ratification of the contract extension in the fourth quarter of 2024 with American’s mainline maintenance and fleet service team members.

Nonoperating Results

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Interest income	$192	$236	$(44)	(18.6)
Interest expense, net	(400)	(452)	52	(11.5)
Other expense, net	(94)	(44)	(50)	nm
Total nonoperating expense, net	$(302)	$(260)	$(42)	16.0
Interest income decreased $44 million, or 18.6%, in the first quarter of 2026 from the first quarter of 2025, primarily due to a decrease in the average balance of American’s short-term investments and lower interest rates, resulting in reduced returns. Interest expense, net decreased $52 million, or 11.5%, in the first quarter of 2026 from the first quarter of 2025, primarily due to lower interest rates on its variable-rate debt instruments and lower outstanding debt subsequent to the first quarter of 2025, as American continues its efforts to strengthen the balance sheet.
In the first quarter of 2026, other nonoperating expense, net included $135 million of net special items primarily for mark-to-market net unrealized losses associated with certain equity investments and costs associated with debt refinancings and extinguishments, offset in part by $18 million of non-service-related pension and other postretirement benefit plan income.
In the first quarter of 2025, other nonoperating expense, net primarily included $48 million of net special charges for mark-to-market net unrealized losses associated with certain equity investments and debt refinancings and extinguishments, as well as $11 million of foreign currency losses, offset in part by $11 million of non-service-related pension and other postretirement benefit plan income.
Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In the first quarter of 2026, American recorded an income tax benefit of $64 million. Substantially all of American’s loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
At March 31, 2026, AAG had $10.8 billion in total available liquidity and $717 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Cash	$903	$954	$889	$936
Short-term investments	6,391	4,882	6,388	4,880
Undrawn facilities	3,510	3,397	3,510	3,397
Total available liquidity	$10,804	$9,233	$10,787	$9,213
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

Certain Covenants
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict our ability and that of our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. Our debt agreements also contain customary change of control provisions, which may require us to repay or redeem such indebtedness upon certain events constituting a change of control under the relevant agreement, in certain cases at a premium. Additionally, certain of our debt financing agreements (including our secured notes, term loans, revolving credit facilities and spare engine EETCs) contain loan to value (LTV) or collateral coverage ratio covenants and certain agreements require us to appraise the related collateral annually or semiannually. Pursuant to such agreements, if the applicable LTV or collateral coverage ratio exceeds or falls below a specified threshold, as the case may be, we will be required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), withhold additional cash in certain accounts, or pay down such financing, in whole or in part, or the interest rate for the relevant financing will be increased. Additionally, a significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities. The AAdvantage Financing contains a peak debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment, in whole or in part, of the AAdvantage Financing. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing covenants.
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $4.2 billion and $2.5 billion for the first quarter of 2026 and 2025, respectively, a $1.8 billion period-over-period increase driven primarily by working capital increases principally in our air traffic liability and loyalty program deferred revenue.
Investing Activities
Our net cash used in investing activities was $2.3 billion and $1.2 billion for the first quarter of 2026 and 2025, respectively.
Our principal investing activities in the first quarter of 2026 included $1.5 billion in net purchases of short-term investments and $811 million of capital expenditures, which primarily related to the purchase of nine Boeing 737 MAX aircraft, two Embraer E175 aircraft, one Bombardier CRJ900 aircraft and six aircraft engines.
Our principal investing activities in the first quarter of 2025 included $824 million of capital expenditures, which primarily related to the purchase of seven Boeing 737 MAX aircraft, two Embraer E175 aircraft, two Bombardier CRJ900 aircraft, one Airbus A321neo aircraft and four aircraft engines. Additionally, we had $457 million in net purchases of short-term investments.
Financing Activities
Our net cash used in financing activities was $1.9 billion and $1.2 billion for the first quarter of 2026 and 2025, respectively.
Our principal financing activities in the first quarter of 2026 included $2.3 billion in long-term debt and finance lease repayments, consisting of the $1.0 billion early repayment on the outstanding principal amount of the 8.50% senior secured notes and $1.3 billion in scheduled repayments, including the outstanding principal amount of the senior short-term term loan facility. Additionally, we incurred $554 million in net payments on fuel financing transactions. These cash outflows were offset in part by $997 million of proceeds from the issuance of EETCs in connection with the financing of certain aircraft.
Our principal financing activities in the first quarter of 2025 primarily included $1.4 billion in long-term debt and finance lease repayments, consisting of $910 million in scheduled repayments, $308 million of early repayments toward portions of the outstanding principal amounts of the 10.75% senior secured IP notes and 10.75% senior secured LGA/DCA notes and $144 million of early repayments for the outstanding principal amount of equipment notes issued under an EETC. These cash outflows were offset in part by $325 million of proceeds from the issuance of long-term debt, primarily from the issuance of equipment loans and other notes payable in connection with the financing of certain aircraft.

American
Operating Activities
American’s net cash provided by operating activities was $4.2 billion and $2.3 billion for the first quarter of 2026 and 2025, respectively, a $1.8 billion period-over-period increase driven primarily by working capital increases principally in American’s air traffic liability and loyalty program deferred revenue.
Investing Activities
American’s net cash used in investing activities was $2.3 billion and $1.2 billion for the first quarter of 2026 and 2025, respectively.
American’s principal investing activities in the first quarter of 2026 included $1.5 billion in net purchases of short-term investments and $788 million of capital expenditures, which primarily related to the purchase of nine Boeing 737 MAX aircraft, two Embraer E175 aircraft, one Bombardier CRJ900 aircraft and six aircraft engines.
American’s principal investing activities in the first quarter of 2025 included $805 million of capital expenditures, which primarily related to the purchase of seven Boeing 737 MAX aircraft, two Embraer E175 aircraft, two Bombardier CRJ900 aircraft, one Airbus A321neo aircraft and four aircraft engines. Additionally, American had $457 million in net purchases of short-term investments.
Financing Activities
American’s net cash used in financing activities was $1.9 billion and $1.1 billion for the first quarter of 2026 and 2025, respectively.
American’s principal financing activities in the first quarter of 2026 included $2.3 billion in long-term debt and finance lease repayments, consisting of the $1.0 billion early repayment on the outstanding principal amount of the 8.50% senior secured notes and $1.3 billion in scheduled repayments, including the outstanding principal amount of the senior short-term term loan facility. Additionally, American incurred $554 million in net payments on fuel financing transactions. These cash outflows were offset in part by $997 million of proceeds from the issuance of EETCs in connection with the financing of certain aircraft.
American’s principal financing activities in the first quarter of 2025 primarily included $1.4 billion in long-term debt and finance lease repayments, consisting of $909 million in scheduled repayments, $308 million of early repayments toward portions of the outstanding principal amounts of the 10.75% senior secured IP notes and 10.75% senior secured LGA/DCA notes and $144 million of early repayments for the outstanding principal amount of equipment notes issued under an EETC. These cash outflows were offset in part by $325 million of proceeds from the issuance of long-term debt, primarily from the issuance of equipment loans and other notes payable in connection with the financing of certain aircraft.
Commitments
Significant Indebtedness
As of March 31, 2026, AAG had $27.3 billion in long-term debt, including current maturities of $4.1 billion. As of March 31, 2026, American had $23.6 billion in long-term debt, including current maturities of $4.1 billion. All material changes in our significant indebtedness since our 2025 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.

Aircraft and Engine Purchase Commitments
As of March 31, 2026, we had definitive purchase agreements for the acquisition of the following new aircraft (1):

	Remainder of 2026	2027	2028	2029 and Thereafter	Total
Airbus
A320 Family(2)	15	23	48	75	161
Boeing
737 Family	5	—	—	115	120
787 Family	1	3	5	10	19
Embraer
E175	17	14	17	30	78
Total	38	40	70	230	378

(1)Delivery schedule represents our best estimate as of the date of this report as described in footnote (d) to the “Contractual Obligations” table below. Actual delivery dates are subject to change, which could be material, based on various potential factors including production delays by the manufacturer and regulatory concerns. See Part I, Item 1A. Risk Factors – “We depend on a limited number of suppliers for aircraft, aircraft engines and parts. Delays in scheduled aircraft deliveries, unexpected grounding of aircraft or aircraft engines whether by regulators or by us, or other loss of anticipated fleet capacity, and failure of new aircraft to receive regulatory approval, be produced or otherwise perform as and when expected, adversely impacts our business, results of operations and financial condition” in our 2025 Form 10-K.
(2)The table above and the “Contractual Obligations” table below reflect our exercise of purchase options for six Airbus A320 Family aircraft in April 2026.
In addition, we have committed to purchase three used Bombardier CRJ900 aircraft which are scheduled to be delivered in 2026. We also have agreements for 42 spare engines to be delivered in the second quarter of 2026 and beyond. The “Contractual Obligations” table below reflects these commitments.
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
There have been no material changes in our off-balance sheet arrangements as discussed in our 2025 Form 10-K.

Contractual Obligations
The following table provides details of our estimated material cash requirements from contractual obligations as of March 31, 2026 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time and is subject to other conventions as set forth in the applicable accompanying footnotes.

	Payments Due by Period
	Remainder of 2026	2027	2028	2029	2030	2031 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$2,360	$4,463	$7,611	$3,644	$737	$4,744	$23,559
Interest obligations (b), (c)	893	1,042	715	415	299	785	4,149
Finance lease obligations	107	147	112	104	102	319	891
Aircraft and engine purchase commitments (d)	1,978	2,672	4,585	4,640	3,436	6,744	24,055
Operating lease commitments	1,114	1,373	1,257	1,148	965	3,078	8,935
Regional capacity purchase agreements (e)	869	1,153	1,080	898	457	398	4,855
Minimum pension obligations (f)	—	89	21	—	—	—	110
Retiree medical and other postretirement benefits (f)	83	113	116	115	112	588	1,127
Other purchase obligations (g)	6,346	2,992	2,593	999	625	3,772	17,327
Total American Contractual Obligations	13,750	14,044	18,090	11,963	6,733	20,428	85,008

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	—	—	—	—	1,757	1,989	3,746
Interest obligations (b)	104	213	208	208	170	49	952
Finance lease obligations	4	5	5	5	2	—	21
Operating lease commitments	11	9	8	7	6	35	76
Minimum pension obligations (f)	1	1	1	1	1	1	6
Other purchase obligations	11	13	5	2	—	—	31
Total AAG Contractual Obligations	$13,881	$14,285	$18,317	$12,186	$8,669	$22,502	$89,840

(a)Amounts represent contractual amounts due. Excludes $286 million and $2 million of unamortized debt discount, premium and issuance costs as of March 31, 2026 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at March 31, 2026.
(c)Includes $7.8 billion of future principal payments and $1.1 billion of future interest payments as of March 31, 2026, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
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

(f)Represents minimum pension contributions and expected contributions to our retiree medical and other postretirement plans based on actuarially determined estimates as of December 31, 2025 and is based on estimated payments through 2035. During the first three months of 2026, we made required contributions of $236 million and supplemental contributions of $50 million to our defined benefit pension plans.
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
Capital Raising Activity and Other Possible Actions
In light of our significant financial commitments related to, among other things, the servicing and amortization of existing debt and equipment leasing arrangements and new flight equipment, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising and liability management activity, which may include the entry into leasing transactions and future issuances of, and transactions designed to manage the timing and amount of, secured or unsecured debt obligations or additional equity or equity-linked securities in public or private offerings or otherwise. The cash available from operations (if any) and these sources, however, may not be sufficient to cover our cash obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by governmental actions, military actions, terrorism, disease outbreaks, natural disasters or other causes could reduce the demand for air travel, which would reduce the amount of cash generated by operations. See Part I, Item 1A. Risk Factors – “Downturns in economic conditions could adversely affect our business” in our 2025 Form 10-K for additional discussion. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, due to an increase in the cost of fuel, maintenance, aircraft, aircraft engines or parts, or due to an increase in tariffs, could decrease the amount of cash available to cover cash contractual obligations. Moreover, certain of our financing arrangements contain significant minimum cash balance or similar liquidity requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.
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
Critical Accounting Policies and Estimates
For information regarding our critical accounting policies and estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Critical Accounting Policies and Estimates” in our 2025 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AAG’s and American’s Market Risk Sensitive Instruments and Positions
Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2025 Form 10-K except as updated below.
Aircraft Fuel
As of March 31, 2026, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2026 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2026 annual fuel expense by approximately $45 million. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity” in our 2025 Form 10-K.

Foreign Currency
We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated transactions. Our largest exposure comes from the Euro, Canadian dollar, British pound sterling and various Latin American currencies (primarily the Brazilian real). We do not currently have a foreign currency hedge program.
Generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our assets located outside the United States. These conditions, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition. See Part I, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” in our 2025 Form 10-K for additional discussion of this and other currency risks.
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our March 31, 2026 variable-rate debt and short-term investments balances, annual interest expense on variable rate debt would increase by approximately $140 million and annual interest income on short-term investments would increase by approximately $70 million.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to the company’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of March 31, 2026 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s principal executive officer, the Chief Executive Officer (CEO), and principal financial officer, the Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12 to each of AAG and American’s Condensed Consolidated Financial Statements in Part I, Item 1A and Part I, Item 1B, respectively, for information on legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A in our 2025 Form 10-K. The risks in our 2025 Form 10-K are not the only risks facing AAG and American. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our business, financial condition or future results.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the quarter ended March 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of AAG securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Severance Agreement and Restrictive Covenants Agreement, dated as of January 5, 2026, among American Airlines Group Inc., American Airlines, Inc. and Nathaniel Pieper (incorporated by reference to Exhibit 10.153 to American Airlines Group Inc.’s Annual Report on Form 10-K filed on February 18, 2026 (Commission File No. 1-8400)). †

10.2
Eleventh Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of March 5, 2026, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.1 to American Airlines Group Inc.’s Current Report on Form 8-K filed on March 9, 2026 (Commission File No. 1-8400)).*

10.3
Eleventh Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of March 5, 2026, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to American Airlines Group Inc.’s Current Report on Form 8-K filed on March 9, 2026 (Commission File No. 1-8400)).*

10.4
Fourth Amendment to Credit and Guaranty Agreement, dated as of March 5, 2026, amending the Credit and Guaranty Agreement, dated as of December 4, 2023, among American Airlines, Inc., as the borrower, American Airlines Group Inc., as parent and guarantor, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, and certain other parties from time to time party thereto (incorporated by reference to Exhibit 10.3 to American Airlines Group Inc.’s Current Report on Form 8-K filed on March 9, 2026 (Commission File No. 1-8400)).*

10.5	Supplemental Agreement No. 37, dated as of January 14, 2026, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company.*
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: April 23, 2026	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: April 23, 2026	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)