Form 10-Q
period 2026-06-30
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2026-07-23
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2026

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
As of July 17, 2026, there were 661,969,951 shares of American Airlines Group Inc. common stock outstanding.
As of July 17, 2026, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2026

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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues:
Passenger	$15,214	$13,123	$27,709	$24,514
Cargo	273	211	487	400
Other	1,248	1,058	2,451	2,029
Total operating revenues	16,735	14,392	30,647	26,943
Operating expenses:
Aircraft fuel and related taxes	4,881	2,663	7,809	5,250
Salaries, wages and benefits	4,639	4,382	9,314	8,604
Regional expenses	1,435	1,331	2,839	2,683
Maintenance, materials and repairs	1,027	927	2,008	1,848
Other rent and landing fees	976	894	1,867	1,720
Aircraft rent	308	303	617	600
Selling expenses	603	535	1,110	985
Depreciation and amortization	478	476	953	944
Special items, net	7	47	21	118
Other	1,935	1,699	3,704	3,327
Total operating expenses	16,289	13,257	30,242	26,079
Operating income	446	1,135	405	864
Nonoperating income (expense):
Interest income	74	100	130	194
Interest expense, net	(409)	(433)	(807)	(861)
Other income (expense), net	(4)	36	(97)	(8)
Total nonoperating expense, net	(339)	(297)	(774)	(675)
Income (loss) before income taxes	107	838	(369)	189
Income tax provision (benefit)	36	239	(58)	63
Net income (loss)	$71	$599	$(311)	$126

Earnings (loss) per common share:
Basic	$0.11	$0.91	$(0.47)	$0.19
Diluted	$0.11	$0.91	$(0.47)	$0.19
Weighted average shares outstanding (in thousands):
Basic	662,190	660,127	661,685	659,504
Diluted	662,613	660,367	661,685	660,523
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$71	$599	$(311)	$126
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	16	17	34	35
Investments	(1)	—	(2)	—
Total other comprehensive income, net of tax	15	17	32	35
Total comprehensive income (loss)	$86	$616	$(279)	$161
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$1,028	$954
Short-term investments	6,742	4,882
Restricted cash and short-term investments	709	735
Accounts receivable, net	1,893	2,075
Aircraft fuel, spare parts and supplies, net	3,107	2,792
Prepaid expenses and other	797	767
Total current assets	14,276	12,205
Operating property and equipment
Flight equipment	47,908	46,597
Ground property and equipment	10,701	10,479
Equipment purchase deposits	571	656
Total property and equipment, at cost	59,180	57,732
Less accumulated depreciation and amortization	(26,098)	(25,192)
Total property and equipment, net	33,082	32,540
Operating lease right-of-use assets	6,919	7,091
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $853 and $848, respectively	2,069	2,066
Deferred tax asset	2,417	2,368
Other assets	1,379	1,413
Total other assets	9,956	9,938
Total assets	$64,233	$61,774
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$3,094	$3,753
Accounts payable	3,637	2,840
Accrued salaries and wages	2,012	2,128
Air traffic liability	9,551	7,158
Loyalty program liability	4,353	3,725
Operating lease liabilities	1,052	1,058
Fuel financing	—	914
Other accrued liabilities	3,057	2,916
Total current liabilities	26,756	24,492
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	25,833	25,254
Pension and postretirement benefits	1,160	1,568
Loyalty program liability	7,220	6,839
Operating lease liabilities	5,750	5,905
Other liabilities	1,486	1,443
Total noncurrent liabilities	41,449	41,009
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 661,936,666 shares issued and outstanding at June 30, 2026; 660,301,080 shares issued and outstanding at December 31, 2025	7	7
Additional paid-in capital	7,421	7,387
Accumulated other comprehensive loss	(4,357)	(4,389)
Retained deficit	(7,043)	(6,732)
Total stockholders’ deficit	(3,972)	(3,727)
Total liabilities and stockholders’ equity (deficit)	$64,233	$61,774
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$4,694	$3,419
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,633)	(1,323)
Proceeds from sale-leaseback transactions and sale of property and equipment	60	200
Purchases of short-term investments	(3,697)	(4,680)
Sales of short-term investments	1,840	3,119
Decrease (increase) in restricted short-term investments	40	(73)
Other investing activities	(49)	279
Net cash used in investing activities	(3,439)	(2,478)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(4,651)	(2,365)
Proceeds from issuance of long-term debt	4,518	1,659
Net payments on fuel financing	(914)	(74)
Other financing activities	(118)	(132)
Net cash used in financing activities	(1,165)	(912)
Net increase in cash and restricted cash	90	29
Cash and restricted cash at beginning of period	1,056	902
Cash and restricted cash at end of period (1)	$1,146	$931

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$369	$687
Property and equipment acquired through finance leases and other	184	91
Finance leases converted to operating leases	42	45
Operating leases converted to finance leases	—	83
Supplemental information:
Interest paid, net	763	832

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$1,028	$833
Restricted cash included in restricted cash and short-term investments	118	98
Total cash and restricted cash	$1,146	$931
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2025	$7	$7,387	$(4,389)	$(6,732)	$(3,727)
Net loss	—	—	—	(382)	(382)
Other comprehensive income, net	—	—	17	—	17
Issuance of 1,084,057 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(7)	—	—	(7)
Share-based compensation expense	—	22	—	—	22
Balance at March 31, 2026	7	7,402	(4,372)	(7,114)	(4,077)
Net income	—	—	—	71	71
Other comprehensive income, net	—	—	15	—	15
Issuance of 551,529 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(3)	—	—	(3)
Share-based compensation expense	—	22	—	—	22
Balance at June 30, 2026	$7	$7,421	$(4,357)	$(7,043)	$(3,972)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2024	$7	$7,424	$(4,565)	$(6,843)	$(3,977)
Net loss	—	—	—	(473)	(473)
Other comprehensive income, net	—	—	18	—	18
Settlement of warrants	—	(79)	—	—	(79)
Issuance of 1,914,837 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Share-based compensation expense	—	16	—	—	16
Balance at March 31, 2025	7	7,348	(4,547)	(7,316)	(4,508)
Net income	—	—	—	599	599
Other comprehensive income, net	—	—	17	—	17
Issuance of 316,253 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(1)	—	—	(1)
Share-based compensation expense	—	23	—	—	23
Balance at June 30, 2025	$7	$7,370	$(4,530)	$(6,717)	$(3,870)
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
(b) Recent Accounting Pronouncements
Accounting Standards Update 2026-02: Environmental Credits and Environmental Credit Obligations (Topic 818)
This standard provides guidance for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The amendments in this update are effective for annual periods beginning after December 15, 2027 and interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the impact that adoption of this standard may have on our consolidated financial statements and disclosures.
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Litigation reserve adjustments	$—	$47	$12	$77
Labor contract expenses (1)	—	—	2	31
Other operating special items, net	7	—	7	10
Mainline operating special items, net	7	47	21	118

Mark-to-market adjustments on equity investments, net (2)	18	(14)	90	15
Debt refinancing and extinguishment	10	—	63	19
Other nonoperating special items, net	2	(2)	11	(2)
Nonoperating special items, net	30	(16)	164	32

(1)Labor contract expenses for the six months ended June 30, 2025 included a one-time charge resulting from adjustments to vacation accruals due to pay rate increases effective January 1, 2025, following the ratification of the contract extension in the fourth quarter of 2024 with our mainline maintenance and fleet service team members.
(2)Mark-to-market adjustments on equity investments, net, included unrealized gains and losses associated with certain equity investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
3. Earnings (Loss) Per Common Share
The following table provides the computation of basic and diluted earnings (loss) per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic EPS:
Net income (loss)	$71	$599	$(311)	$126
Weighted average common shares outstanding (in thousands)	662,190	660,127	661,685	659,504
Basic EPS	$0.11	$0.91	$(0.47)	$0.19

Diluted EPS:
Net income (loss) for purposes of computing diluted EPS	$71	$599	$(311)	$126
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	662,190	660,127	661,685	659,504
Dilutive effect of restricted stock unit awards	423	240	—	370
Dilutive effect of certain PSP Warrants and Treasury Loan Warrants	—	—	—	649
Diluted weighted average common shares outstanding	662,613	660,367	661,685	660,523
Diluted EPS	$0.11	$0.91	$(0.47)	$0.19
The following were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock unit awards	1,099	2,012	1,574	1,673
6.50% convertible senior notes (1)	—	—	—	30,864

(1)On March 27, 2025, we provided notice to the holders of our 6.50% convertible senior notes due 2025 (Convertible Notes) that we would settle our Convertible Notes at their maturity in cash on July 1, 2025. As a result, we have excluded the Convertible Notes from the calculation of diluted EPS for the quarterly periods ended after March 31, 2025.
For the three and six months ended June 30, 2026, excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are certain shares underlying the warrants issued pursuant to the payroll support program established under the Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP2 Warrants) and the payroll support program established under the American Rescue Plan Act of 2021 (PSP3 Warrants).
During the first six months of 2026, 2.8 million shares of PSP2 Warrants were exercised at an exercise price of $15.66 per share and net settled in cash for a nominal amount, reflected within other financing activities in the condensed consolidated statement of cash flows. Additionally, the remaining 3.8 million shares of PSP2 Warrants and 4.4 million shares of PSP3 Warrants expired.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
4. Revenue Recognition
Revenue
The following are the significant categories comprising our operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Passenger revenue:
Passenger travel	$14,095	$12,126	$25,611	$22,601
Loyalty revenue - travel (1)	1,119	997	2,098	1,913
Total passenger revenue	15,214	13,123	27,709	24,514
Cargo	273	211	487	400
Other:
Loyalty revenue - marketing services	1,058	912	2,085	1,735
Other revenue	190	146	366	294
Total other revenue	1,248	1,058	2,451	2,029
Total operating revenues	$16,735	$14,392	$30,647	$26,943

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Domestic	$10,726	$9,159	$19,716	$17,286
Latin America	1,726	1,550	3,689	3,455
Atlantic	2,353	2,086	3,455	3,052
Pacific	409	328	849	721
Total passenger revenue	$15,214	$13,123	$27,709	$24,514
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

	June 30, 2026	December 31, 2025
	(In millions)
Loyalty program liability	$11,573	$10,564
Air traffic liability	9,551	7,158
Total	$21,124	$17,722

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2025	$10,564
Deferral of revenue	3,177
Recognition of revenue (1)	(2,168)
Balance at June 30, 2026 (2)	$11,573

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as the AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of June 30, 2026, our current loyalty program liability was $4.4 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
Additionally, as of June 30, 2026, our loyalty program liability includes a one-time cash payment associated with the extension of a partner agreement announced in 2025.
The air traffic liability principally represents tickets sold for future travel on American, American Eagle and partner airlines. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the six months ended June 30, 2026, $5.1 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Debt included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2026	December 31, 2025
Secured
2013 Term Loan Facility, variable interest rate of 5.94%, installments until due in February 2028	$960	$970
2014 Term Loan Facility, variable interest rate of 6.67%, installments until due in May 2033	1,850	1,159
2023 Term Loan Facility, variable interest rate of 5.91%, installments until due in June 2029	1,078	1,078
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes	—	1,000
5.50% senior secured notes (1)	—	583
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
2021 AAdvantage Term Loan Facility, variable interest rate of 5.93%, installments until due in April 2028 (1)	2,252	2,264
2025 AAdvantage Term Loan Facility, variable interest rate of 6.43%, installments until due in May 2032 (1)	990	995
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 4.41%, maturing from 2026 to 2038	8,627	6,912
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 6.37%, averaging 5.43%, maturing from 2027 to 2038	4,523	4,719
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	789	789
	24,819	24,219
Unsecured
PSP1 Promissory Note, variable interest rate of 5.68%, interest only payments until due in April 2030	1,757	1,757
PSP2 Promissory Note, variable interest rate of 5.68%, interest only payments until due in January 2031	1,030	1,030
PSP3 Promissory Note, variable interest rate of 5.68%, interest only payments until due in April 2031	959	959
Senior short-term term loan facility	—	629
	3,746	4,375
Total	28,565	28,594
Less: Total unamortized debt discount, premium and issuance costs	332	314
Less: Current maturities	2,979	3,641
Long-term debt, net of current maturities	$25,254	$24,639

(1)Collectively referred to as the AAdvantage Financing.
As of June 30, 2026, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$363
2014 Revolving Facility	1,296
2023 Revolving Facility	1,451
Other facilities (1)	400
Total	$3,510

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
2026 Financing Activities
2013 Credit Facilities
In March 2026, American and AAG entered into the Eleventh Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, pursuant to which American terminated all then-existing revolving commitments and letter of credit commitments and established new revolving commitments in an aggregate amount of $363 million and new letter of credit commitments (which are part of, and not in addition to, the revolving credit commitments) in an aggregate amount of $155 million (the newly established revolving commitments, the 2013 Revolving Facility), which mature in March 2031. All other terms of the 2013 Revolving Facility are substantially similar to the prior revolving commitments.
2014 Credit Facilities
In March 2026, American and AAG entered into the Eleventh Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015 (as amended, the Prior 2014 Credit Agreement), pursuant to which American terminated all then-existing revolving commitments and letter of credit commitments and established new revolving commitments in an aggregate amount of approximately $1.3 billion and new letter of credit commitments (which are part of, and not in addition to, the revolving credit commitments) in an aggregate amount of $195 million (the newly established revolving commitments, the 2014 Revolving Facility), which mature in March 2031. All other terms of the 2014 Revolving Facility are substantially similar to the prior revolving commitments.
In May 2026, American and AAG entered into the Twelfth Amendment to the Amended and Restated Credit and Guaranty Agreement (the Twelfth Amendment), amending the Prior 2014 Credit Agreement (as amended, the 2014 Credit Agreement), pursuant to which American refinanced in full the existing term loans under the then-existing credit agreement, which were scheduled to mature in January 2027, by incurring term loans in an aggregate principal amount of approximately $1.1 billion (the 2026 Refinancing Term Loans) and incurred incremental term loans in an aggregate principal amount of $703 million (the 2026 Incremental Term Loans and, together with the 2026 Refinancing Term Loans, the 2026 Term Loans, and such facility, the 2014 Term Loan Facility). Additionally, as a result of the Twelfth Amendment, the 2026 Term Loans bear interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 2.00% per annum or, at American’s option, the Secured Overnight Financing Rate (SOFR) for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 3.00% per annum. The 2026 Term Loans mature in May 2033, and shall be repaid in annual installments of 1.00% of the aggregate amount of 2026 Term Loans outstanding, which is scheduled to begin in May 2027.
2023 Credit Facilities
In March 2026, American and AAG entered into the Fourth Amendment to the Credit and Guaranty Agreement, amending the Credit and Guaranty Agreement, dated as of December 4, 2023, pursuant to which American terminated all then-existing revolving commitments and established new revolving commitments in an aggregate amount of approximately $1.5 billion (the newly established revolving commitments, the 2023 Revolving Facility), which mature in March 2031. All other terms of the 2023 Revolving Facility are substantially similar to the prior revolving commitments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
2025 AAdvantage Term Loan Facility
In February 2026, American and AAdvantage Loyalty IP Ltd., a Cayman Islands exempted company incorporated with limited liability and an indirect wholly-owned subsidiary of American (together with American, the AAdvantage Issuers) entered into a fourth amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the AAdvantage Fourth Amendment). As a result of the AAdvantage Fourth Amendment, the term loans outstanding under the 2025 AAdvantage Term Loan Facility were replaced with new term loans in the same principal amount. Pursuant to the AAdvantage Fourth Amendment, the 2025 AAdvantage Term Loan Facility bears interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 1.75% per annum or, at the AAdvantage Issuers’ option, the SOFR rate for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 2.75% per annum. All other terms of the 2025 AAdvantage Term Loan Facility remain substantially similar.
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
2025-1 Aircraft EETCs
In November 2025, American created two pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2025-1 Class A and Class B EETCs (the 2025-1 Aircraft EETCs) in connection with the financing of 25 aircraft delivered to American from October 2025 through March 2026 (the 2025-1 Aircraft). In 2025, $978 million of the proceeds were used to purchase equipment notes issued by American in connection with the financing of 21 of the 2025-1 Aircraft. During the first six months of 2026, approximately $127 million of proceeds were used to purchase equipment notes issued by American in connection with the financing of the four remaining 2025-1 Aircraft. As of June 30, 2026, there were no remaining proceeds held in escrow, and all proceeds had been used to purchase equipment notes issued by American. Interest and principal payments on equipment notes issued in connection with the 2025-1 Aircraft EETCs are payable semi-annually in May and November each year, with interest payments that began in May 2026 and principal payments scheduled to begin in November 2026.
Certain information regarding the 2025-1 Aircraft EETC equipment notes, as of June 30, 2026, is set forth in the table below:

2025-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$884 million	$221 million
Fixed interest rate per annum	4.90%	5.65%
Maturity date	May 2038	November 2034
2026-1 Aircraft EETCs
In May 2026, American created two pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2026-1 Class A and Class B EETCs (the 2026-1 Aircraft EETCs) in connection with the financing of 32 aircraft previously delivered or to be delivered to American from April 2013 through July 2026 (the 2026-1 Aircraft). As of June 30, 2026, approximately $973 million of the proceeds were used to purchase equipment notes issued by American in connection with the financing of 29 of the 2026-1 Aircraft. Interest and principal payments on equipment notes issued in connection with the 2026-1 Aircraft EETCs are payable semi-annually in May and November each year, with interest and principal payments scheduled to begin in November 2026. The remaining proceeds of approximately $168 million as of June 30, 2026, were being held in escrow with a depositary for the benefit of the holders of the 2026-1 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2026-1 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its consolidated balance sheet because the proceeds held by the depositary for the benefit of the holders of the 2026-1 Aircraft EETCs are not American’s assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Certain information regarding the 2026-1 Aircraft EETC equipment notes, as of June 30, 2026, is set forth in the table below:

2026-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$905 million	$236 million
Remaining escrowed proceeds	$133 million	$35 million
Fixed interest rate per annum	5.25%	5.75%
Maturity date	November 2038	May 2035
2026 Engine EETCs
In June 2026, American created two pass-through trusts which issued $567 million aggregate face amount of 2026 Engine EETCs (the 2026 Engine EETCs), to refinance in full the $228 million outstanding principal amount of the 2019-1 Engine EETCs upon maturity and incur incremental borrowings in the aggregate principal amount of $339 million. The 2026 Engine EETCs have maturity dates from June 2031 to June 2033 and bear interest at a fixed rate of 5.46% to 6.04%.
Equipment Loans and Other Notes Payable Issued in 2026
During the first six months of 2026, American entered into agreements under which it borrowed $150 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2038 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 4.31% as of June 30, 2026.
Other Financing Activities
During the first six months of 2026, American paid in full $629 million of the outstanding principal amount of the senior short-term term loan facility due January 2026 and prepaid in full $1.0 billion of the outstanding principal amount of the 8.50% senior secured notes. Additionally, American prepaid $310 million of the outstanding principal amounts of equipment notes issued under EETCs, and these amounts were applied to repay the related trust certificates.
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
We have used the discrete method to calculate income taxes for the three and six months ended June 30, 2026. At this time, we believe that the use of the discrete method is more appropriate than the estimated annual effective tax rate method due to the fact that small changes in projected full year income could cause material fluctuations in our annual effective tax rate applied during each quarter.
During the three and six months ended June 30, 2026, we recorded an income tax provision of $36 million and an income tax benefit of $58 million, respectively, which was substantially non-cash due to the utilization of the NOLs described above. Substantially all of our income (loss) before income taxes is attributable to the United States.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
7. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2026.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2026
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$364	$364	$—	$—
Corporate obligations	4,036	—	4,036	—
Bank notes/certificates of deposit/time deposits	1,992	—	1,992	—
Repurchase agreements	350	—	350	—
	6,742	364	6,378	—
Restricted cash and short-term investments (1), (3)	709	417	292	—
Long-term investments (4)	119	119	—	—
Total	$7,570	$900	$6,670	$—

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
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	June 30, 2026
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$28,233	$28,406	$—	$24,809	$3,597

	December 31, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$28,280	$28,582	$—	$25,051	$3,531

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
Our equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Republic Airways Holdings Inc.	Equity Method	20.8%	20.8%	$259	$254
China Southern Airlines	Fair Value	1.5%	1.5%	117	203
Other investments (1)	Various			144	146
Total				$520	$603

(1)Primarily includes our investment in JetSMART Holdings Limited, which is accounted for under the equity method.
9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2026	2025	2026	2025
Service cost	$1	$1	$6	$6
Interest cost	177	183	16	18
Expected return on assets	(230)	(232)	(2)	(2)
Amortization of:
Prior service cost	—	—	4	4
Unrecognized net loss (gain)	22	24	(5)	(6)
Net periodic benefit cost (income)	$(30)	$(24)	$19	$20

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2026	2025	2026	2025
Service cost	$1	$1	$11	$12
Interest cost	353	367	32	35
Expected return on assets	(459)	(464)	(4)	(5)
Amortization of:
Prior service cost	—	—	9	9
Unrecognized net loss (gain)	44	47	(11)	(11)
Net periodic benefit cost (income)	$(61)	$(49)	$37	$40
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first six months of 2026, we made required contributions of $237 million and supplemental contributions of $50 million to our defined benefit pension plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Provision (1)	Total
Balance at December 31, 2025	$(2,732)	$—	$(1,657)	$(4,389)
Other comprehensive income (loss) before reclassifications	3	(3)	—	—
Amounts reclassified from AOCI	42	—	(10)	32
Net current-period other comprehensive income (loss)	45	(3)	(10)	32
Balance at June 30, 2026	$(2,687)	$(3)	$(1,667)	$(4,357)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net loss until the obligations are fully extinguished. Amounts reclassified from AOCI are recognized within the income tax benefit on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	$7	$7	Nonoperating other income (expense), net
Actuarial loss	13	14	25	28	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$16	$17	$32	$35
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
Regional expenses for the three months ended June 30, 2026 and 2025 include $91 million and $81 million of depreciation and amortization, respectively, and $2 million of aircraft rent in each period. Regional expenses for the six months ended June 30, 2026 and 2025 include $183 million and $160 million of depreciation and amortization, respectively, and $4 million and $5 million of aircraft rent, respectively.
During the three months ended June 30, 2026 and 2025, we recognized $187 million and $174 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). During the six months ended June 30, 2026 and 2025, we recognized $364 million and $342 million, respectively, of expense under our capacity purchase agreement with Republic. We hold a 20.8% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
12. Legal Proceedings
Private Party Antitrust Actions Related to the Northeast Alliance (NEA). On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against AAG and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the Eastern District of New York alleging that AAG and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against AAG and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. In March 2023, AAG filed a motion in the U.S. District Court for the District of Massachusetts case asking to transfer the case to the U.S. District Court for the Eastern District of New York and consolidate it with the cases pending in that venue. The U.S. District Court for the District of Massachusetts granted that motion. The remaining cases were consolidated with the other actions in the Eastern District of New York. In June 2023, the private party plaintiffs filed a second amended consolidated complaint, followed by a third amended complaint filed in August 2023. In September 2023, AAG, together with JetBlue, filed a motion to dismiss the third amended complaint. In September 2024, the court denied that motion. AAG and JetBlue filed answers to the private party plaintiffs’ third amended complaint in October 2024. In July 2026, the remaining private party plaintiff filed a motion for class certification, which AAG and JetBlue expect to oppose by October 2026. We believe these lawsuits are without merit and are defending against them vigorously.
American Eagle Flight 5342 Accident Litigation. On January 29, 2025, American Eagle flight 5342 was involved in a fatal accident in Washington, D.C. The Bombardier CRJ700 aircraft operated by PSA Airlines, Inc. (PSA) was en route to Washington, D.C. from Wichita, Kansas when it was involved in a midair collision near Ronald Reagan Washington National Airport. Beginning on September 24, 2025, multiple wrongful death and survival actions have been filed in the U.S. District Court for the District of Columbia related to the accident. We expect additional actions will continue to be filed. All cases have been assigned to the same judge and are subject to streamlined pleading and discovery procedures. The court required plaintiffs to file a single consolidated Master Complaint (MC), with later joining plaintiffs to file short form complaints adopting the MC and adding any plaintiff-specific information. The MC alleges that the U.S. Government, American and PSA negligently caused or contributed to the accident. Defendants’ respective deadlines to respond to the MC were in December 2025. The U.S. Government filed an answer to the MC admitting liability only as to claims that the helicopter pilots were negligent in failing to see and avoid Flight 5342. American and PSA filed motions to dismiss asserting federal preemption and related failure to state a claim grounds. The airlines’ motions to dismiss were denied without prejudice on February 27, 2026. Plaintiffs filed an amended complaint on March 27, 2026. American and PSA answered the amended complaint and filed a cross-claim against the U.S. Government on June 10, 2026. Discovery is ongoing pursuant to an expedited 18-month discovery and pre-trial calendar, which sets the trial date for April 12, 2027. We believe these lawsuits are without merit as to both American and PSA and are defending against them vigorously. This matter is covered by the applicable aviation insurance policies carried by American and PSA.
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

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues:
Passenger	$15,214	$13,123	$27,709	$24,514
Cargo	273	211	487	400
Other	1,247	1,056	2,449	2,026
Total operating revenues	16,734	14,390	30,645	26,940
Operating expenses:
Aircraft fuel and related taxes	4,881	2,663	7,809	5,250
Salaries, wages and benefits	4,636	4,379	9,308	8,599
Regional expenses	1,426	1,325	2,826	2,674
Maintenance, materials and repairs	1,027	927	2,008	1,848
Other rent and landing fees	976	894	1,867	1,720
Aircraft rent	308	303	617	600
Selling expenses	603	535	1,110	985
Depreciation and amortization	477	475	951	941
Special items, net	7	47	21	118
Other	1,936	1,700	3,707	3,330
Total operating expenses	16,277	13,248	30,224	26,065
Operating income	457	1,142	421	875
Nonoperating income (expense):
Interest income	215	247	408	483
Interest expense, net	(403)	(440)	(803)	(893)
Other income (expense), net	(5)	36	(99)	(8)
Total nonoperating expense, net	(193)	(157)	(494)	(418)
Income (loss) before income taxes	264	985	(73)	457
Income tax provision	70	267	7	123
Net income (loss)	$194	$718	$(80)	$334
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$194	$718	$(80)	$334
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	16	17	34	35
Investments	(1)	—	(2)	—
Total other comprehensive income, net of tax	15	17	32	35
Total comprehensive income (loss)	$209	$735	$(48)	$369
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$1,017	$936
Short-term investments	6,739	4,880
Restricted cash and short-term investments	709	735
Accounts receivable, net	1,857	2,041
Receivables from related parties, net	10,203	9,896
Aircraft fuel, spare parts and supplies, net	2,886	2,596
Prepaid expenses and other	673	645
Total current assets	24,084	21,729
Operating property and equipment
Flight equipment	47,517	46,226
Ground property and equipment	10,148	9,954
Equipment purchase deposits	571	656
Total property and equipment, at cost	58,236	56,836
Less accumulated depreciation and amortization	(25,511)	(24,621)
Total property and equipment, net	32,725	32,215
Operating lease right-of-use assets	6,871	7,038
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $853 and $848, respectively	2,069	2,066
Deferred tax asset	1,817	1,832
Other assets	1,231	1,276
Total other assets	9,208	9,265
Total assets	$72,888	$70,247
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$3,088	$3,750
Accounts payable	3,492	2,717
Accrued salaries and wages	1,841	1,957
Air traffic liability	9,551	7,158
Loyalty program liability	4,353	3,725
Operating lease liabilities	1,044	1,048
Fuel financing	—	914
Other accrued liabilities	2,881	2,768
Total current liabilities	26,250	24,037
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	22,076	21,509
Pension and postretirement benefits	1,159	1,566
Loyalty program liability	7,220	6,839
Operating lease liabilities	5,708	5,860
Other liabilities	1,451	1,408
Total noncurrent liabilities	37,614	37,182
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,512	17,468
Accumulated other comprehensive loss	(4,475)	(4,507)
Retained deficit	(4,013)	(3,933)
Total stockholder’s equity	9,024	9,028
Total liabilities and stockholder’s equity	$72,888	$70,247
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$4,648	$3,292
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,592)	(1,292)
Proceeds from sale-leaseback transactions and sale of property and equipment	60	200
Purchases of short-term investments	(3,696)	(4,680)
Sales of short-term investments	1,840	3,119
Decrease (increase) in restricted short-term investments	40	(73)
Other investing activities	(49)	280
Net cash used in investing activities	(3,397)	(2,446)
Cash flows from financing activities:
Payments on long-term debt and finance leases	(4,651)	(2,364)
Proceeds from issuance of long-term debt	4,518	1,659
Net payments on fuel financing	(914)	(74)
Other financing activities	(107)	(38)
Net cash used in financing activities	(1,154)	(817)
Net increase in cash and restricted cash	97	29
Cash and restricted cash at beginning of period	1,038	893
Cash and restricted cash at end of period (1)	$1,135	$922

Non-cash transactions:
Right-of-use (ROU) assets acquired through operating leases	$369	$683
Property and equipment acquired through finance leases and other	167	90
Finance leases converted to operating leases	42	45
Operating leases converted to finance leases	—	83
Supplemental information:
Interest paid, net	691	780

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$1,017	$824
Restricted cash included in restricted cash and short-term investments	118	98
Total cash and restricted cash	$1,135	$922
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2025	$—	$17,468	$(4,507)	$(3,933)	$9,028
Net loss	—	—	—	(274)	(274)
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	22	—	—	22
Balance at March 31, 2026	—	17,490	(4,490)	(4,207)	8,793
Net income	—	—	—	194	194
Other comprehensive income, net	—	—	15	—	15
Share-based compensation expense	—	22	—	—	22
Balance at June 30, 2026	$—	$17,512	$(4,475)	$(4,013)	$9,024

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2024	$—	$17,408	$(4,677)	$(4,497)	$8,234
Net loss	—	—	—	(384)	(384)
Other comprehensive income, net	—	—	18	—	18
Share-based compensation expense	—	15	—	—	15
Intercompany equity transfer	—	1	—	—	1
Balance at March 31, 2025	—	17,424	(4,659)	(4,881)	7,884
Net income	—	—	—	718	718
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	22	—	—	22
Intercompany equity transfer	—	1	—	—	1
Balance at June 30, 2025	$—	$17,447	$(4,642)	$(4,163)	$8,642
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
(b) Recent Accounting Pronouncements
Accounting Standards Update 2026-02: Environmental Credits and Environmental Credit Obligations (Topic 818)
This standard provides guidance for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The amendments in this update are effective for annual periods beginning after December 15, 2027 and interim periods within those annual periods, and early adoption is permitted. American is currently evaluating the impact that adoption of this standard may have on American’s consolidated financial statements and disclosures.
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Litigation reserve adjustments	$—	$47	$12	$77
Labor contract expenses (1)	—	—	2	31
Other operating special items, net	7	—	7	10
Mainline operating special items, net	7	47	21	118

Mark-to-market adjustments on equity investments, net (2)	18	(14)	90	15
Debt refinancing and extinguishment	10	—	63	19
Other nonoperating special items, net	2	(2)	11	(2)
Nonoperating special items, net	30	(16)	164	32

(1)Labor contract expenses for the six months ended June 30, 2025 included a one-time charge resulting from adjustments to vacation accruals due to pay rate increases effective January 1, 2025, following the ratification of the contract extension in the fourth quarter of 2024 with American’s mainline maintenance and fleet service team members.
(2)Mark-to-market adjustments on equity investments, net, included unrealized gains and losses associated with certain equity investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Revenue Recognition
Revenue
The following are the significant categories comprising American’s operating revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Passenger revenue:
Passenger travel	$14,095	$12,126	$25,611	$22,601
Loyalty revenue - travel (1)	1,119	997	2,098	1,913
Total passenger revenue	15,214	13,123	27,709	24,514
Cargo	273	211	487	400
Other:
Loyalty revenue - marketing services	1,058	912	2,085	1,735
Other revenue	189	144	364	291
Total other revenue	1,247	1,056	2,449	2,026
Total operating revenues	$16,734	$14,390	$30,645	$26,940

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is American’s total passenger revenue by geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Domestic	$10,726	$9,159	$19,716	$17,286
Latin America	1,726	1,550	3,689	3,455
Atlantic	2,353	2,086	3,455	3,052
Pacific	409	328	849	721
Total passenger revenue	$15,214	$13,123	$27,709	$24,514
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

	June 30, 2026	December 31, 2025
	(In millions)
Loyalty program liability	$11,573	$10,564
Air traffic liability	9,551	7,158
Total	$21,124	$17,722

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2025	$10,564
Deferral of revenue	3,177
Recognition of revenue (1)	(2,168)
Balance at June 30, 2026 (2)	$11,573

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
(2)Mileage credits can be redeemed at any time and generally do not expire as long as the AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of June 30, 2026, American’s current loyalty program liability was $4.4 billion and represents American’s current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
Additionally, as of June 30, 2026, American’s loyalty program liability includes a one-time cash payment associated with the extension of a partner agreement announced in 2025.
The air traffic liability principally represents tickets sold for future travel on American, American Eagle and partner airlines. The balance in American’s air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the six months ended June 30, 2026, $5.1 billion of revenue was recognized in passenger revenue that was included in American’s air traffic liability at December 31, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Debt included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2026	December 31, 2025
Secured
2013 Term Loan Facility, variable interest rate of 5.94%, installments until due in February 2028	$960	$970
2014 Term Loan Facility, variable interest rate of 6.67%, installments until due in May 2033	1,850	1,159
2023 Term Loan Facility, variable interest rate of 5.91%, installments until due in June 2029	1,078	1,078
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes	—	1,000
5.50% senior secured notes (1)	—	583
5.75% senior secured notes, installments beginning in July 2026 until due in April 2029 (1)	3,000	3,000
2021 AAdvantage Term Loan Facility, variable interest rate of 5.93%, installments until due in April 2028 (1)	2,252	2,264
2025 AAdvantage Term Loan Facility, variable interest rate of 6.43%, installments until due in May 2032 (1)	990	995
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 4.41%, maturing from 2026 to 2038	8,627	6,912
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 6.37%, averaging 5.43%, maturing from 2027 to 2038	4,523	4,719
Special facility revenue bonds, fixed interest rates ranging from 2.25% to 5.38%, maturing from 2026 to 2036	789	789
	24,819	24,219
Unsecured
Senior short-term term loan facility	—	629
Total	24,819	24,848
Less: Total unamortized debt discount, premium and issuance costs	330	313
Less: Current maturities	2,979	3,641
Long-term debt, net of current maturities	$21,510	$20,894

(1)Collectively referred to as the AAdvantage Financing.
As of June 30, 2026, the maximum availability under American’s revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$363
2014 Revolving Facility	1,296
2023 Revolving Facility	1,451
Other facilities (1)	400
Total	$3,510

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2026 Financing Activities
2013 Credit Facilities
In March 2026, American and AAG entered into the Eleventh Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement, dated as of May 21, 2015, pursuant to which American terminated all then-existing revolving commitments and letter of credit commitments and established new revolving commitments in an aggregate amount of $363 million and new letter of credit commitments (which are part of, and not in addition to, the revolving credit commitments) in an aggregate amount of $155 million (the newly established revolving commitments, the 2013 Revolving Facility), which mature in March 2031. All other terms of the 2013 Revolving Facility are substantially similar to the prior revolving commitments.
2014 Credit Facilities
In March 2026, American and AAG entered into the Eleventh Amendment to the Amended and Restated Credit and Guaranty Agreement, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015 (as amended, the Prior 2014 Credit Agreement), pursuant to which American terminated all then-existing revolving commitments and letter of credit commitments and established new revolving commitments in an aggregate amount of approximately $1.3 billion and new letter of credit commitments (which are part of, and not in addition to, the revolving credit commitments) in an aggregate amount of $195 million (the newly established revolving commitments, the 2014 Revolving Facility), which mature in March 2031. All other terms of the 2014 Revolving Facility are substantially similar to the prior revolving commitments.
In May 2026, American and AAG entered into the Twelfth Amendment to the Amended and Restated Credit and Guaranty Agreement (the Twelfth Amendment), amending the Prior 2014 Credit Agreement (as amended, the 2014 Credit Agreement), pursuant to which American refinanced in full the existing term loans under the then-existing credit agreement, which were scheduled to mature in January 2027, by incurring term loans in an aggregate principal amount of approximately $1.1 billion (the 2026 Refinancing Term Loans) and incurred incremental term loans in an aggregate principal amount of $703 million (the 2026 Incremental Term Loans and, together with the 2026 Refinancing Term Loans, the 2026 Term Loans, and such facility, the 2014 Term Loan Facility). Additionally, as a result of the Twelfth Amendment, the 2026 Term Loans bear interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 2.00% per annum or, at American’s option, the Secured Overnight Financing Rate (SOFR) for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 3.00% per annum. The 2026 Term Loans mature in May 2033, and shall be repaid in annual installments of 1.00% of the aggregate amount of 2026 Term Loans outstanding, which is scheduled to begin in May 2027.
2023 Credit Facilities
In March 2026, American and AAG entered into the Fourth Amendment to the Credit and Guaranty Agreement, amending the Credit and Guaranty Agreement, dated as of December 4, 2023, pursuant to which American terminated all then-existing revolving commitments and established new revolving commitments in an aggregate amount of approximately $1.5 billion (the newly established revolving commitments, the 2023 Revolving Facility), which mature in March 2031. All other terms of the 2023 Revolving Facility are substantially similar to the prior revolving commitments.
2025 AAdvantage Term Loan Facility
In February 2026, American and AAdvantage Loyalty IP Ltd., a Cayman Islands exempted company incorporated with limited liability and an indirect wholly-owned subsidiary of American (together with American, the AAdvantage Issuers) entered into a fourth amendment to the term loan credit and guaranty agreement dated March 24, 2021 (the AAdvantage Fourth Amendment). As a result of the AAdvantage Fourth Amendment, the term loans outstanding under the 2025 AAdvantage Term Loan Facility were replaced with new term loans in the same principal amount. Pursuant to the AAdvantage Fourth Amendment, the 2025 AAdvantage Term Loan Facility bears interest at a base rate (subject to a floor of 0.00%) plus an applicable margin of 1.75% per annum or, at the AAdvantage Issuers’ option, the SOFR rate for a tenor of three months (subject to a floor of 0.00%), plus an applicable margin of 2.75% per annum. All other terms of the 2025 AAdvantage Term Loan Facility remain substantially similar.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

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
2025-1 Aircraft EETCs
In November 2025, American created two pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2025-1 Class A and Class B EETCs (the 2025-1 Aircraft EETCs) in connection with the financing of 25 aircraft delivered to American from October 2025 through March 2026 (the 2025-1 Aircraft). In 2025, $978 million of the proceeds were used to purchase equipment notes issued by American in connection with the financing of 21 of the 2025-1 Aircraft. During the first six months of 2026, approximately $127 million of proceeds were used to purchase equipment notes issued by American in connection with the financing of the four remaining 2025-1 Aircraft. As of June 30, 2026, there were no remaining proceeds held in escrow, and all proceeds had been used to purchase equipment notes issued by American. Interest and principal payments on equipment notes issued in connection with the 2025-1 Aircraft EETCs are payable semi-annually in May and November each year, with interest payments that began in May 2026 and principal payments scheduled to begin in November 2026.
Certain information regarding the 2025-1 Aircraft EETC equipment notes, as of June 30, 2026, is set forth in the table below:

2025-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$884 million	$221 million
Fixed interest rate per annum	4.90%	5.65%
Maturity date	May 2038	November 2034
2026-1 Aircraft EETCs
In May 2026, American created two pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2026-1 Class A and Class B EETCs (the 2026-1 Aircraft EETCs) in connection with the financing of 32 aircraft previously delivered or to be delivered to American from April 2013 through July 2026 (the 2026-1 Aircraft). As of June 30, 2026, approximately $973 million of the proceeds were used to purchase equipment notes issued by American in connection with the financing of 29 of the 2026-1 Aircraft. Interest and principal payments on equipment notes issued in connection with the 2026-1 Aircraft EETCs are payable semi-annually in May and November each year, with interest and principal payments scheduled to begin in November 2026. The remaining proceeds of approximately $168 million as of June 30, 2026, were being held in escrow with a depositary for the benefit of the holders of the 2026-1 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2026-1 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its consolidated balance sheet because the proceeds held by the depositary for the benefit of the holders of the 2026-1 Aircraft EETCs are not American’s assets.
Certain information regarding the 2026-1 Aircraft EETC equipment notes, as of June 30, 2026, is set forth in the table below:

2026-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$905 million	$236 million
Remaining escrowed proceeds	$133 million	$35 million
Fixed interest rate per annum	5.25%	5.75%
Maturity date	November 2038	May 2035

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2026 Engine EETCs
In June 2026, American created two pass-through trusts which issued $567 million aggregate face amount of 2026 Engine EETCs (the 2026 Engine EETCs), to refinance in full the $228 million outstanding principal amount of the 2019-1 Engine EETCs upon maturity and incur incremental borrowings in the aggregate principal amount of $339 million. The 2026 Engine EETCs have maturity dates from June 2031 to June 2033 and bear interest at a fixed rate of 5.46% to 6.04%.
Equipment Loans and Other Notes Payable Issued in 2026
During the first six months of 2026, American entered into agreements under which it borrowed $150 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2038 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 4.31% as of June 30, 2026.
Other Financing Activities
During the first six months of 2026, American paid in full $629 million of the outstanding principal amount of the senior short-term term loan facility due January 2026 and prepaid in full $1.0 billion of the outstanding principal amount of the 8.50% senior secured notes. Additionally, American prepaid $310 million of the outstanding principal amounts of equipment notes issued under EETCs, and these amounts were applied to repay the related trust certificates.
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
American has used the discrete method to calculate income taxes for the three and six months ended June 30, 2026. At this time, American believes that the use of the discrete method is more appropriate than the estimated annual effective tax rate method due to the fact that small changes in projected full year income could cause material fluctuations in American’s annual effective tax rate applied during each quarter.
During the three and six months ended June 30, 2026, American recorded an income tax provision of $70 million and $7 million, respectively, which was substantially non-cash due to the utilization of the NOLs described above. Substantially all of American’s income (loss) before income taxes is attributable to the United States.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2026.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2026
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$362	$362	$—	$—
Corporate obligations	4,036	—	4,036	—
Bank notes/certificates of deposit/time deposits	1,991	—	1,991	—
Repurchase agreements	350	—	350	—
	6,739	362	6,377	—
Restricted cash and short-term investments (1), (3)	709	417	292	—
Long-term investments (4)	119	119	—	—
Total	$7,567	$898	$6,669	$—

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
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	June 30, 2026
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$24,489	$24,809	$—	$24,809	$—

	December 31, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$24,535	$25,051	$—	$25,051	$—

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
American’s equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Republic Airways Holdings Inc.	Equity Method	20.8%	20.8%	$259	$254
China Southern Airlines	Fair Value	1.5%	1.5%	117	203
Other investments (1)	Various			144	146
Total				$520	$603

(1)Primarily includes American’s investment in JetSMART Holdings Limited, which is accounted for under the equity method.
8. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended June 30,	2026	2025	2026	2025
Service cost	$1	$1	$6	$6
Interest cost	175	182	16	18
Expected return on assets	(228)	(231)	(2)	(2)
Amortization of:
Prior service cost	—	—	4	4
Unrecognized net loss (gain)	22	24	(5)	(6)
Net periodic benefit cost (income)	$(30)	$(24)	$19	$20

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Six Months Ended June 30,	2026	2025	2026	2025
Service cost	$1	$1	$11	$12
Interest cost	351	364	32	35
Expected return on assets	(456)	(460)	(4)	(5)
Amortization of:
Prior service cost	—	—	9	9
Unrecognized net loss (gain)	44	47	(11)	(11)
Net periodic benefit cost (income)	$(60)	$(48)	$37	$40
Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first six months of 2026, American made required contributions of $236 million and supplemental contributions of $50 million to its defined benefit pension plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Provision (1)	Total
Balance at December 31, 2025	$(2,742)	$—	$(1,765)	$(4,507)
Other comprehensive income (loss) before reclassifications	3	(3)	—	—
Amounts reclassified from AOCI	42	—	(10)	32
Net current-period other comprehensive income (loss)	45	(3)	(10)	32
Balance at June 30, 2026	$(2,697)	$(3)	$(1,775)	$(4,475)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net loss until the obligations are fully extinguished. Amounts reclassified from AOCI are recognized within the income tax provision on the condensed consolidated statements of operations.
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	$7	$7	Nonoperating other income (expense), net
Actuarial loss	13	14	25	28	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$16	$17	$32	$35
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
Regional expenses for the three months ended June 30, 2026 and 2025 include $77 million and $72 million of depreciation and amortization, respectively, and $2 million of aircraft rent in each period. Regional expenses for the six months ended June 30, 2026 and 2025 include $154 million and $141 million of depreciation and amortization, respectively, and $4 million and $5 million of aircraft rent, respectively.
During the three months ended June 30, 2026 and 2025, American recognized $187 million and $174 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). During the six months ended June 30, 2026 and 2025, American recognized $364 million and $342 million, respectively, of expense under its capacity purchase agreement with Republic. American holds a 20.8% equity interest in Republic Airways Holdings Inc., the parent company of Republic.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

11. Transactions with Related Parties
The following represents the net receivables (payables) from or to related parties (in millions):

	June 30, 2026	December 31, 2025
AAG	$12,258	$11,938
AAG’s wholly-owned subsidiaries (1)	(2,055)	(2,042)
Total	$10,203	$9,896

(1)The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.
12. Legal Proceedings
Private Party Antitrust Actions Related to the Northeast Alliance (NEA). On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against AAG and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the Eastern District of New York alleging that AAG and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against AAG and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. In March 2023, AAG filed a motion in the U.S. District Court for the District of Massachusetts case asking to transfer the case to the U.S. District Court for the Eastern District of New York and consolidate it with the cases pending in that venue. The U.S. District Court for the District of Massachusetts granted that motion. The remaining cases were consolidated with the other actions in the Eastern District of New York. In June 2023, the private party plaintiffs filed a second amended consolidated complaint, followed by a third amended complaint filed in August 2023. In September 2023, AAG, together with JetBlue, filed a motion to dismiss the third amended complaint. In September 2024, the court denied that motion. AAG and JetBlue filed answers to the private party plaintiffs’ third amended complaint in October 2024. In July 2026, the remaining private party plaintiff filed a motion for class certification, which AAG and JetBlue expect to oppose by October 2026. AAG believes these lawsuits are without merit and is defending against them vigorously.
American Eagle Flight 5342 Accident Litigation. On January 29, 2025, American Eagle flight 5342 was involved in a fatal accident in Washington, D.C. The Bombardier CRJ700 aircraft operated by PSA Airlines, Inc. (PSA) was en route to Washington, D.C. from Wichita, Kansas when it was involved in a midair collision near Ronald Reagan Washington National Airport. Beginning on September 24, 2025, multiple wrongful death and survival actions have been filed in the U.S. District Court for the District of Columbia related to the accident. AAG expects additional actions will continue to be filed. All cases have been assigned to the same judge and are subject to streamlined pleading and discovery procedures. The court required plaintiffs to file a single consolidated Master Complaint (MC), with later joining plaintiffs to file short form complaints adopting the MC and adding any plaintiff-specific information. The MC alleges that the U.S. Government, American and PSA negligently caused or contributed to the accident. Defendants’ respective deadlines to respond to the MC were in December 2025. The U.S. Government filed an answer to the MC admitting liability only as to claims that the helicopter pilots were negligent in failing to see and avoid Flight 5342. American and PSA filed motions to dismiss asserting federal preemption and related failure to state a claim grounds. The airlines’ motions to dismiss were denied without prejudice on February 27, 2026. Plaintiffs filed an amended complaint on March 27, 2026. American and PSA answered the amended complaint and filed a cross-claim against the U.S. Government on June 10, 2026. Discovery is ongoing pursuant to an expedited 18-month discovery and pre-trial calendar, which sets the trial date for April 12, 2027. American believes these lawsuits are without merit as to both American and PSA and is defending against them vigorously. This matter is covered by the applicable aviation insurance policies carried by American and PSA.
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
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Because of the amount of fuel needed to operate our business, even a relatively small increase or decrease in the price of aircraft fuel can have a material effect on our operating results and liquidity. Market prices for aircraft fuel have fluctuated substantially during the first six months of 2026 and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $1.86 per gallon to a high of approximately $4.78 per gallon during the first six months of 2026.
AAG’s Second Quarter 2026 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Passenger revenue	$15,214	$13,123	$2,091	15.9
Cargo revenue	273	211	62	29.7
Other operating revenue	1,248	1,058	190	17.9
Total operating revenues	16,735	14,392	2,343	16.3
Aircraft fuel and related taxes	4,881	2,663	2,218	83.3
Salaries, wages and benefits	4,639	4,382	257	5.9
Total operating expenses	16,289	13,257	3,032	22.9
Operating income	446	1,135	(689)	(60.7)
Pre-tax income	107	838	(731)	(87.2)
Income tax provision	36	239	(203)	(84.9)
Net income	71	599	(528)	(88.2)

Pre-tax income – GAAP	$107	$838	$(731)	(87.2)
Adjusted for: pre-tax net special items (1)	37	31	6	16.5
Pre-tax income excluding net special items	$144	$869	$(725)	(83.5)

(1)See “Reconciliation of GAAP to Non-GAAP Financial Measures” below and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.

Pre-Tax Income and Net Income
Pre-tax income and net income were $107 million and $71 million, respectively, in the second quarter of 2026. This compares to second quarter of 2025 pre-tax income and net income of $838 million and $599 million, respectively. Excluding the effects of pre-tax net special items, pre-tax income was $144 million and $869 million in the second quarters of 2026 and 2025, respectively.
The period-over-period decrease in pre-tax income on both a GAAP basis and excluding pre-tax net special items was principally driven by increases in certain operating expenses including aircraft fuel and related taxes, salaries, wages and benefits and other operating expenses, offset in part by an increase in passenger revenue.
Revenue
In the second quarter of 2026, we reported total operating revenues of $16.7 billion, an increase of $2.3 billion, or 16.3%, from the second quarter of 2025. Passenger revenue was $15.2 billion in the second quarter of 2026, an increase of $2.1 billion, or 15.9%, from the second quarter of 2025. Passenger revenue performance improved in the second quarter of 2026, primarily due to strong domestic and international demand for air travel. Passenger revenue per available seat mile (PRASM) increased 10.0% compared to the second quarter of 2025, primarily driven by higher passenger yield, which increased 11.9% year over year.
Cargo revenue increased $62 million, or 29.7%, in the second quarter of 2026 from the second quarter of 2025, primarily due to a 22.5% increase in cargo ton miles and a 5.8% increase in cargo yield.
Other operating revenue increased $190 million, or 17.9%, in the second quarter of 2026 from the second quarter of 2025, driven primarily by higher revenue associated with our loyalty program. During the three months ended June 30, 2026 and 2025, cash payments from co-branded credit card and other partners were $1.8 billion and $1.4 billion, respectively.
Our total revenue per available seat mile (TRASM) was 20.45 cents in the second quarter of 2026, a 10.3% increase as compared to 18.54 cents in the second quarter of 2025.
Fuel
Aircraft fuel and related taxes was $4.9 billion in the second quarter of 2026, which was $2.2 billion, or 83.3%, higher as compared to the second quarter of 2025. This was primarily due to a 77.1% increase in the average price per gallon of aircraft fuel including related taxes to $4.05 in the second quarter of 2026 compared to $2.29 in the second quarter of 2025 and a 3.5% increase in gallons of fuel consumed due to increased capacity.
As of June 30, 2026, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity” in our 2025 Form 10-K.
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
Our 2026 second quarter total operating cost per available seat mile (CASM) was 19.90 cents, an increase of 16.5% compared to 17.08 cents in the second quarter of 2025. The increase in CASM was primarily driven by higher costs for aircraft fuel, maintenance, materials and repairs and other operating expenses.

Our 2026 second quarter CASM excluding net special items, fuel and profit sharing was 13.93 cents, an increase of 2.9% compared to 13.53 cents in the second quarter of 2025, which was primarily driven by higher costs for maintenance, materials and repairs and other operating expenses.
For a reconciliation of CASM to CASM excluding net special items, fuel and profit sharing see “Reconciliation of GAAP to Non-GAAP Financial Measures” below.
Liquidity
As of June 30, 2026, we had $11.3 billion in total available liquidity, consisting of $7.8 billion in unrestricted cash and short-term investments, and $3.5 billion in total undrawn capacity under revolving credit and other facilities.
During the first six months of 2026, we completed the following financing transactions (see Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on 2026 financing activities):
•repaid in full $629 million of the outstanding principal amount of the senior short-term term loan facility;
•prepaid in full $1.0 billion of the outstanding principal amount of the 8.50% senior secured notes;
•amended the terms of the 2025 AAdvantage Term Loan Facility to reduce the applicable interest rate margin;
•increased the aggregate revolving commitments under the 2013 Revolving Facility, the 2014 Revolving Facility and the 2023 Revolving Facility from $3.0 billion to $3.1 billion and extended the maturity of each facility from June 2029 to March 2031;
•extended the maturity date of a revolving credit facility that provides for borrowing capacity of up to $350 million by an additional year to March 2028;
•extended the maturity date of the term loans under the 2014 Credit Agreement from January 2027 to May 2033, refinanced in full the existing term loans of approximately $1.1 billion and incurred incremental term loans of $703 million;
•prepaid $310 million of the outstanding principal amounts of certain equipment notes issued under enhanced equipment trust certificates (EETCs);
•repaid all outstanding fuel financing obligations, including $914 million of repayments; and
•received approximately $2.7 billion in proceeds from EETCs, equipment loans and other notes payable in connection with the financing of certain aircraft and spare engines.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Reconciliation of Pre-Tax Income (Loss) Excluding Net Special Items:
Pre-tax income (loss) – GAAP	$107	$838	$(369)	$189
Pre-tax net special items (1):
Mainline operating special items, net	7	47	21	118
Nonoperating special items, net	30	(16)	164	32
Total pre-tax net special items	37	31	185	150
Pre-tax income (loss) excluding net special items	$144	$869	$(184)	$339

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of CASM Excluding Net Special Items, Fuel and Profit Sharing:
(In millions)
Total operating expenses – GAAP	$16,289	$13,257	$30,242	$26,079
Operating net special items (1):
Mainline operating special items, net	(7)	(47)	(21)	(118)
Aircraft fuel and related taxes	(4,881)	(2,663)	(7,809)	(5,250)
Profit sharing	—	(41)	—	(41)
Total operating expenses, excluding net special items, fuel and profit sharing	$11,401	$10,506	$22,412	$20,670

Total available seat miles (ASM)	81,843	77,636	153,852	147,539
(In cents)
CASM	19.90	17.08	19.66	17.68
Operating net special items per ASM (1):
Mainline operating special items, net	(0.01)	(0.06)	(0.01)	(0.08)
Aircraft fuel and related taxes per ASM	(5.96)	(3.43)	(5.08)	(3.56)
Profit sharing per ASM	—	(0.05)	—	(0.03)
CASM, excluding net special items, fuel and profit sharing	13.93	13.53	14.57	14.01

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and six months ended June 30, 2026 and 2025. Amounts may not recalculate due to rounding.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025		2026	2025
Revenue passenger miles (millions) (a)	68,118	65,762	3.6%	126,669	122,118	3.7%
Available seat miles (millions) (b)	81,843	77,636	5.4%	153,852	147,539	4.3%
Passenger load factor (percent) (c)	83.2	84.7	(1.5)pts	82.3	82.8	(0.5)pts
Yield (cents) (d)	22.33	19.96	11.9%	21.88	20.07	9.0%
Passenger revenue per available seat mile (cents) (e)	18.59	16.90	10.0%	18.01	16.62	8.4%
Total revenue per available seat mile (cents) (f)	20.45	18.54	10.3%	19.92	18.26	9.1%
Fuel consumption (gallons in millions)	1,204	1,163	3.5%	2,270	2,206	2.9%
Average aircraft fuel price including related taxes (dollars per gallon)	4.05	2.29	77.1%	3.44	2.38	44.5%
Total operating cost per available seat mile (cents) (g)	19.90	17.08	16.5%	19.66	17.68	11.2%
Aircraft at end of period (h)	1,609	1,539	4.5%	1,609	1,539	4.5%
Full-time equivalent employees at end of period	143,400	138,100	3.8%	143,400	138,100	3.8%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excluded from the aircraft count above are four Bombardier CRJ900 regional aircraft that are held in temporary storage as of June 30, 2026.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Operating Revenues

	Three Months Ended June 30,		Increase	Percent Increase
	2026	2025
	(In millions, except percentage changes)
Passenger	$15,214	$13,123	$2,091	15.9
Cargo	273	211	62	29.7
Other	1,248	1,058	190	17.9
Total operating revenues	$16,735	$14,392	$2,343	16.3
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended June 30, 2025
	Three Months Ended June 30, 2026	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$15,214	3.6%	5.4%	(1.5)pts	11.9%	10.0%
Passenger revenue increased $2.1 billion, or 15.9%, in the second quarter of 2026 from the second quarter of 2025, primarily due to strong domestic and international demand for air travel. PRASM increased 10.0% compared to the second quarter of 2025, primarily driven by higher passenger yield, which increased 11.9% year over year.
Cargo revenue increased $62 million, or 29.7%, in the second quarter of 2026 from the second quarter of 2025, primarily due to a 22.5% increase in cargo ton miles and a 5.8% increase in cargo yield.
Other operating revenue increased $190 million, or 17.9%, in the second quarter of 2026 from the second quarter of 2025, driven primarily by higher revenue associated with our loyalty program. During the three months ended June 30, 2026 and 2025, cash payments from co-branded credit card and other partners were $1.8 billion and $1.4 billion, respectively.
Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$4,881	$2,663	$2,218	83.3
Salaries, wages and benefits	4,639	4,382	257	5.9
Regional expenses	1,435	1,331	104	7.8
Maintenance, materials and repairs	1,027	927	100	10.8
Other rent and landing fees	976	894	82	9.2
Aircraft rent	308	303	5	1.8
Selling expenses	603	535	68	12.7
Depreciation and amortization	478	476	2	0.4
Mainline operating special items, net	7	47	(40)	(85.1)
Other	1,935	1,699	236	13.8
Total operating expenses	$16,289	$13,257	$3,032	22.9
Aircraft fuel and related taxes increased $2.2 billion, or 83.3%, in the second quarter of 2026 from the second quarter of 2025, primarily due to a 77.1% increase in the average price per gallon of aircraft fuel including related taxes to $4.05 in the second quarter of 2026 compared to $2.29 in the second quarter of 2025 and a 3.5% increase in gallons of fuel consumed due to increased capacity.

Salaries, wages and benefits increased $257 million, or 5.9%, in the second quarter of 2026 from the second quarter of 2025, primarily due to annual contractual wage rate increases and a 3.4% increase in mainline full-time equivalent employees subsequent to the second quarter of 2025.
Regional expenses increased $104 million, or 7.8%, in the second quarter of 2026 from the second quarter of 2025, primarily due to an increase in regional flight operations as regional capacity, as measured by ASMs, increased 9.0% in the second quarter of 2026 from the second quarter of 2025.
Maintenance, materials and repairs increased $100 million, or 10.8%, in the second quarter of 2026 from the second quarter of 2025, primarily due to increased costs for engine overhauls driven by higher volume.
Other rent and landing fees increased $82 million, or 9.2%, in the second quarter of 2026 from the second quarter of 2025, primarily due to rate increases at certain airports.
Selling expenses increased $68 million, or 12.7%, in the second quarter of 2026 from the second quarter of 2025, primarily due to higher commissions from renegotiated agency contracts, higher credit card fees driven by the overall increase in passenger revenue and increased advertising expenses.
Other operating expenses increased $236 million, or 13.8%, in the second quarter of 2026 from the second quarter of 2025, primarily driven by higher costs for onboard food and catering, crew travel, international navigation fees, ground and cargo handling, Wi-Fi and certain general and administrative expenses.
Operating Special Items, Net

	Three Months Ended June 30,
	2026	2025
	(In millions)
Litigation reserve adjustments	$—	$47
Other operating special items, net	7	—
Mainline operating special items, net	$7	$47
Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Interest income	$74	$100	$(26)	(25.8)
Interest expense, net	(409)	(433)	24	(5.5)
Other income (expense), net	(4)	36	(40)	nm(1)
Total nonoperating expense, net	$(339)	$(297)	$(42)	14.2

(1)Not meaningful or greater than 100% change.
Interest income decreased $26 million, or 25.8%, in the second quarter of 2026 from the second quarter of 2025, primarily due to lower interest rates and a lower average balance of our short-term investments, resulting in reduced returns. Interest expense, net decreased $24 million, or 5.5%, in the second quarter of 2026 from the second quarter of 2025, primarily due to repayments of higher interest debt, offset in part by the issuance of debt subsequent to the second quarter of 2025.
In the second quarter of 2026, other nonoperating expense, net, included $30 million of net special charges, primarily related to mark-to-market net unrealized losses associated with certain equity investments and costs associated with debt refinancings and extinguishments, offset in part by $18 million of non-service-related pension and other postretirement benefit plan income.
In the second quarter of 2025, other nonoperating income, net, primarily included $16 million of net special credits and $11 million of non-service-related pension and other postretirement benefit plan income.

Income Taxes
In the second quarter of 2026, we recorded an income tax provision of $36 million. Substantially all of our income before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Operating Revenues

	Six Months Ended June 30,		Increase	Percent Increase
	2026	2025
	(In millions, except percentage changes)
Passenger	$27,709	$24,514	$3,195	13.0
Cargo	487	400	87	21.7
Other	2,451	2,029	422	20.8
Total operating revenues	$30,647	$26,943	$3,704	13.7
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Six Months Ended June 30, 2025
	Six Months Ended June 30, 2026	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$27,709	3.7%	4.3%	(0.5)pts	9.0%	8.4%
Passenger revenue increased $3.2 billion, or 13.0%, in the first six months of 2026 from the first six months of 2025, primarily due to strong domestic and international demand for air travel. PRASM increased 8.4% compared to the first six months of 2025, primarily driven by higher passenger yield, which increased 9.0% year over year.
Cargo revenue increased $87 million, or 21.7%, in the first six months of 2026 from the first six months of 2025, primarily due to a 16.0% increase in cargo ton miles and a 4.9% increase in cargo yield.
Other operating revenue increased $422 million, or 20.8%, in the first six months of 2026 from the first six months of 2025, driven primarily by higher revenue associated with our loyalty program. During the six months ended June 30, 2026 and 2025, cash payments from co-branded credit card and other partners were $4.7 billion and $3.2 billion, respectively. Cash remuneration for the first six months of 2026 included a one-time cash payment associated with the extension of a partner agreement announced in 2025.

Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$7,809	$5,250	$2,559	48.7
Salaries, wages and benefits	9,314	8,604	710	8.2
Regional expenses	2,839	2,683	156	5.8
Maintenance, materials and repairs	2,008	1,848	160	8.7
Other rent and landing fees	1,867	1,720	147	8.5
Aircraft rent	617	600	17	2.9
Selling expenses	1,110	985	125	12.7
Depreciation and amortization	953	944	9	1.0
Mainline operating special items, net	21	118	(97)	(82.4)
Other	3,704	3,327	377	11.3
Total operating expenses	$30,242	$26,079	$4,163	16.0
Aircraft fuel and related taxes increased $2.6 billion, or 48.7%, in the first six months of 2026 from the first six months of 2025, primarily due to a 44.5% increase in the average price per gallon of aircraft fuel including related taxes to $3.44 in the first six months of 2026 compared to $2.38 in the first six months of 2025 and a 2.9% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $710 million, or 8.2%, in the first six months of 2026 from the first six months of 2025, primarily due to annual contractual wage rate increases and a 3.4% increase in mainline full-time equivalent employees subsequent to the first six months of 2025.
Regional expenses increased $156 million, or 5.8%, in the first six months of 2026 from the first six months of 2025, primarily due to an increase in regional flight operations as regional capacity, as measured by ASMs, increased 6.8% in the first six months of 2026 from the first six months of 2025.
Maintenance, materials and repairs increased $160 million, or 8.7%, in the first six months of 2026 from the first six months of 2025, primarily due to increased costs for engine overhauls, component part repairs and airframe heavy checks driven by higher volume and flight hours.
Other rent and landing fees increased $147 million, or 8.5%, in the first six months of 2026 from the first six months of 2025, primarily due to rate increases at certain airports.
Selling expenses increased $125 million, or 12.7%, in the first six months of 2026 from the first six months of 2025, primarily due to higher commissions from renegotiated agency contracts, higher credit card fees driven by the overall increase in passenger revenue and increased advertising expenses.
Other operating expenses increased $377 million, or 11.3%, in the first six months of 2026 from the first six months of 2025, primarily driven by higher costs for onboard food and catering, crew travel, ground and cargo handling, Wi-Fi, international navigation fees and certain general and administrative expenses.

Operating Special Items, Net

	Six Months Ended June 30,
	2026	2025
	(In millions)
Litigation reserve adjustments	$12	$77
Labor contract expenses (1)	2	31
Other operating special items, net	7	10
Mainline operating special items, net	$21	$118

(1)Labor contract expenses for the six months ended June 30, 2025 included a one-time charge resulting from adjustments to vacation accruals due to pay rate increases effective January 1, 2025, following the ratification of the contract extension in the fourth quarter of 2024 with our mainline maintenance and fleet service team members.
Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Interest income	$130	$194	$(64)	(33.3)
Interest expense, net	(807)	(861)	54	(6.4)
Other expense, net	(97)	(8)	(89)	nm
Total nonoperating expense, net	$(774)	$(675)	$(99)	14.7
Interest income decreased $64 million, or 33.3%, in the first six months of 2026 from the first six months of 2025, primarily due to a lower average balance of our short-term investments and lower interest rates, resulting in reduced returns. Interest expense, net decreased $54 million, or 6.4%, in the first six months of 2026 from the first six months of 2025, primarily due to repayments of higher interest debt, offset in part by the issuance of debt subsequent to the second quarter of 2025.
In the first six months of 2026, other nonoperating expense, net, included $164 million of net special charges primarily related to mark-to-market net unrealized losses associated with certain equity investments and costs associated with debt refinancings and extinguishments, offset in part by $36 million of non-service-related pension and other postretirement benefit plan income.
In the first six months of 2025, other nonoperating expense, net, included $32 million of net special charges primarily related to costs associated with debt refinancings and extinguishments and mark-to-market net unrealized losses associated with certain equity investments, offset in part by $22 million of non-service-related pension and other postretirement benefit plan income.
Income Taxes
In the first six months of 2026, we recorded an income tax benefit of $58 million. Substantially all of our loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.

American’s Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Operating Revenues

	Three Months Ended June 30,		Increase	Percent Increase
	2026	2025
	(In millions, except percentage changes)
Passenger	$15,214	$13,123	$2,091	15.9
Cargo	273	211	62	29.7
Other	1,247	1,056	191	18.0
Total operating revenues	$16,734	$14,390	$2,344	16.3
Passenger revenue increased $2.1 billion, or 15.9%, in the second quarter of 2026 from the second quarter of 2025, primarily due to strong domestic and international demand for air travel. PRASM increased compared to the second quarter of 2025, primarily driven by higher passenger yield.
Cargo revenue increased $62 million, or 29.7%, in the second quarter of 2026 from the second quarter of 2025, primarily due to an increase in cargo ton miles and cargo yield.
Other operating revenue increased $191 million, or 18.0%, in the second quarter of 2026 from the second quarter of 2025, driven primarily by higher revenue associated with American’s loyalty program. During the three months ended June 30, 2026 and 2025, cash payments from co-branded credit card and other partners were $1.8 billion and $1.4 billion, respectively.
Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$4,881	$2,663	$2,218	83.3
Salaries, wages and benefits	4,636	4,379	257	5.9
Regional expenses	1,426	1,325	101	7.6
Maintenance, materials and repairs	1,027	927	100	10.8
Other rent and landing fees	976	894	82	9.2
Aircraft rent	308	303	5	1.8
Selling expenses	603	535	68	12.7
Depreciation and amortization	477	475	2	0.4
Mainline operating special items, net	7	47	(40)	(85.1)
Other	1,936	1,700	236	13.8
Total operating expenses	$16,277	$13,248	$3,029	22.9
Aircraft fuel and related taxes increased $2.2 billion, or 83.3%, in the second quarter of 2026 from the second quarter of 2025, primarily due to a 77.1% increase in the average price per gallon of aircraft fuel including related taxes to $4.05 in the second quarter of 2026 compared to $2.29 in the second quarter of 2025 and a 3.5% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $257 million, or 5.9%, in the second quarter of 2026 from the second quarter of 2025, primarily due to annual contractual wage rate increases and a 3.4% increase in mainline full-time equivalent employees subsequent to the second quarter of 2025.
Regional expenses increased $101 million, or 7.6%, in the second quarter of 2026 from the second quarter of 2025, primarily due to an increase in regional flight operations and costs at American’s regional carriers.
Maintenance, materials and repairs increased $100 million, or 10.8%, in the second quarter of 2026 from the second quarter of 2025, primarily due to increased costs for engine overhauls driven by higher volume.

Other rent and landing fees increased $82 million, or 9.2%, in the second quarter of 2026 from the second quarter of 2025, primarily due to rate increases at certain airports.
Selling expenses increased $68 million, or 12.7%, in the second quarter of 2026 from the second quarter of 2025, primarily due to higher commissions from renegotiated agency contracts, higher credit card fees driven by the overall increase in passenger revenue and increased advertising expenses.
Other operating expenses increased $236 million, or 13.8%, in the second quarter of 2026 from the second quarter of 2025, primarily driven by higher costs for onboard food and catering, crew travel, international navigation fees, ground and cargo handling, Wi-Fi and certain general and administrative expenses.
Operating Special Items, Net

	Three Months Ended June 30,
	2026	2025
	(In millions)
Litigation reserve adjustments	$—	$47
Other operating special items, net	7	—
Mainline operating special items, net	$7	$47
Nonoperating Results

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Interest income	$215	$247	$(32)	(12.7)
Interest expense, net	(403)	(440)	37	(8.5)
Other income (expense), net	(5)	36	(41)	nm
Total nonoperating expense, net	$(193)	$(157)	$(36)	22.0
Interest income decreased $32 million, or 12.7%, in the second quarter of 2026 from the second quarter of 2025, primarily due to lower interest rates and a lower average balance of American’s short-term investments, resulting in reduced returns. Interest expense, net decreased $37 million, or 8.5%, in the second quarter of 2026 from the second quarter of 2025, primarily due to repayments of higher interest debt, offset in part by the issuance of debt subsequent to the second quarter of 2025.
In the second quarter of 2026, other nonoperating expense, net, included $30 million of net special charges, primarily related to mark-to-market net unrealized losses associated with certain equity investments and costs associated with debt refinancings and extinguishments, offset in part by $18 million of non-service-related pension and other postretirement benefit plan income.
In the second quarter of 2025, other nonoperating income, net, primarily included $16 million of net special credits and $11 million of non-service-related pension and other postretirement benefit plan income.
Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In the second quarter of 2026, American recorded an income tax provision of $70 million. Substantially all of American’s income before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Operating Revenues

	Six Months Ended June 30,		Increase	Percent Increase
	2026	2025
	(In millions, except percentage changes)
Passenger	$27,709	$24,514	$3,195	13.0
Cargo	487	400	87	21.7
Other	2,449	2,026	423	20.9
Total operating revenues	$30,645	$26,940	$3,705	13.8
Passenger revenue increased $3.2 billion, or 13.0%, in the first six months of 2026 from the first six months of 2025, primarily due to strong domestic and international demand for air travel. PRASM increased compared to the first six months of 2025, primarily driven by higher passenger yield.
Cargo revenue increased $87 million, or 21.7%, in the first six months of 2026 from the first six months of 2025, primarily due to an increase in cargo ton miles and cargo yield.
Other operating revenue increased $423 million, or 20.9%, in the first six months of 2026 from the first six months of 2025, driven primarily by higher revenue associated with American’s loyalty program. During the six months ended June 30, 2026 and 2025, cash payments from co-branded credit card and other partners were $4.7 billion and $3.2 billion, respectively. Cash remuneration for the first six months of 2026 included a one-time cash payment associated with the extension of a partner agreement announced in 2025.
Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$7,809	$5,250	$2,559	48.7
Salaries, wages and benefits	9,308	8,599	709	8.2
Regional expenses	2,826	2,674	152	5.7
Maintenance, materials and repairs	2,008	1,848	160	8.7
Other rent and landing fees	1,867	1,720	147	8.5
Aircraft rent	617	600	17	2.9
Selling expenses	1,110	985	125	12.7
Depreciation and amortization	951	941	10	1.0
Mainline operating special items, net	21	118	(97)	(82.4)
Other	3,707	3,330	377	11.3
Total operating expenses	$30,224	$26,065	$4,159	16.0
Aircraft fuel and related taxes increased $2.6 billion, or 48.7%, in the first six months of 2026 from the first six months of 2025, primarily due to a 44.5% increase in the average price per gallon of aircraft fuel including related taxes to $3.44 in the first six months of 2026 compared to $2.38 in the first six months of 2025 and a 2.9% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $709 million, or 8.2%, in the first six months of 2026 from the first six months of 2025, primarily due to annual contractual wage rate increases and a 3.4% increase in mainline full-time equivalent employees subsequent to the first six months of 2025.
Regional expenses increased $152 million, or 5.7%, in the first six months of 2026 from the first six months of 2025, primarily due to an increase in regional flight operations and costs at American’s regional carriers.

Maintenance, materials and repairs increased $160 million, or 8.7%, in the first six months of 2026 from the first six months of 2025, primarily due to increased costs for engine overhauls, component part repairs and airframe heavy checks driven by higher volume and flight hours.
Other rent and landing fees increased $147 million, or 8.5%, in the first six months of 2026 from the first six months of 2025, primarily due to rate increases at certain airports.
Selling expenses increased $125 million, or 12.7%, in the first six months of 2026 from the first six months of 2025, primarily due to higher commissions from renegotiated agency contracts, higher credit card fees driven by the overall increase in passenger revenue and increased advertising expenses.
Other operating expenses increased $377 million, or 11.3%, in the first six months of 2026 from the first six months of 2025, primarily driven by higher costs for onboard food and catering, crew travel, ground and cargo handling, Wi-Fi, international navigation fees and certain general and administrative expenses.
Operating Special Items, Net

	Six Months Ended June 30,
	2026	2025
	(In millions)
Litigation reserve adjustments	$12	$77
Labor contract expenses (1)	2	31
Other operating special items, net	7	10
Mainline operating special items, net	$21	$118

(1)Labor contract expenses for the six months ended June 30, 2025 included a one-time charge resulting from adjustments to vacation accruals due to pay rate increases effective January 1, 2025, following the ratification of the contract extension in the fourth quarter of 2024 with American’s mainline maintenance and fleet service team members.
Nonoperating Results

	Six Months Ended June 30,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Interest income	$408	$483	$(75)	(15.6)
Interest expense, net	(803)	(893)	90	(10.0)
Other expense, net	(99)	(8)	(91)	nm
Total nonoperating expense, net	$(494)	$(418)	$(76)	18.3
Interest income decreased $75 million, or 15.6%, in the first six months of 2026 from the first six months of 2025, primarily due to a lower average balance of American’s short-term investments and lower interest rates, resulting in reduced returns. Interest expense, net decreased $90 million, or 10.0%, in the first six months of 2026 from the first six months of 2025, primarily due to repayments of higher interest debt, offset in part by the issuance of debt subsequent to the second quarter of 2025.
In the first six months of 2026, other nonoperating expense, net, included $164 million of net special charges primarily related to mark-to-market net unrealized losses associated with certain equity investments and costs associated with debt refinancings and extinguishments, offset in part by $35 million of non-service-related pension and other postretirement benefit plan income.
In the first six months of 2025, other nonoperating expense, net, included $32 million of net special charges primarily related to costs associated with debt refinancings and extinguishments and mark-to-market net unrealized losses associated with certain equity investments, offset in part by $21 million of non-service-related pension and other postretirement benefit plan income.

Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In the first six months of 2026, American recorded an income tax provision of $7 million. Substantially all of American’s loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
At June 30, 2026, AAG had $11.3 billion in total available liquidity and $709 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Cash	$1,028	$954	$1,017	$936
Short-term investments	6,742	4,882	6,739	4,880
Undrawn facilities	3,510	3,397	3,510	3,397
Total available liquidity	$11,280	$9,233	$11,266	$9,213
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
Certain Covenants
Our debt agreements contain customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict our ability and that of our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. Our debt agreements also contain customary change of control provisions, which may require us to repay or redeem such indebtedness upon certain events constituting a change of control under the relevant agreement, in certain cases at a premium. Additionally, certain of our debt financing agreements (including our secured notes, term loans and revolving credit facilities) contain loan to value (LTV) or collateral coverage ratio covenants and certain agreements require us to appraise the related collateral annually or semi-annually. Pursuant to such agreements, if the applicable LTV or collateral coverage ratio exceeds or falls below a specified threshold, as the case may be, we will be required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash or investment securities), withhold additional cash in certain accounts, or pay down such financing, in whole or in part, or the interest rate for the relevant financing will be increased. Additionally, a significant portion of our debt financing agreements contain covenants requiring us to maintain an aggregate of at least $2.0 billion of unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities. The AAdvantage Financing contains a peak debt service coverage ratio, pursuant to which failure to comply with a certain threshold may result in early repayment, in whole or in part, of the AAdvantage Financing. As of the most recent applicable measurement dates, we were in compliance with each of the foregoing covenants.
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $4.7 billion and $3.4 billion for the first six months of 2026 and 2025, respectively, a $1.3 billion period-over-period increase driven primarily by working capital increases principally in our air traffic liability and loyalty program deferred revenue, offset in part by lower profitability in the first six months of 2026 as compared to the same period in 2025.

Investing Activities
Our net cash used in investing activities was $3.4 billion and $2.5 billion for the first six months of 2026 and 2025, respectively.
Our principal investing activities in the first six months of 2026 included $1.9 billion in net purchases of short-term investments and $1.6 billion of capital expenditures, which primarily related to the purchase of 14 Boeing 737 MAX aircraft, eight Embraer E175 aircraft, four Bombardier CRJ900 aircraft, one Airbus A319 aircraft lease repurchase, 10 aircraft engines and aircraft purchase deposits.
Our principal investing activities in the first six months of 2025 included $1.3 billion of capital expenditures, which primarily related to the purchase of 11 Boeing 737 MAX aircraft, three Bombardier CRJ900 aircraft, two Embraer E175 aircraft, one Airbus A321neo aircraft, one Boeing 787-9 aircraft, one Airbus A320 aircraft lease repurchase and five aircraft engines. Additionally, we had $1.6 billion in net purchases of short-term investments. These cash outflows were offset in part by $328 million in net proceeds from the issuance of the Tulsa Municipal Airport Trust (TMAT) special facility revenue bonds and $200 million in proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at Los Angeles International Airport (LAX).
Financing Activities
Our net cash used in financing activities was $1.2 billion and $912 million for the first six months of 2026 and 2025, respectively.
Our principal financing activities in the first six months of 2026 included $4.7 billion in long-term debt and finance lease repayments, consisting of $2.1 billion in scheduled repayments, $1.3 billion of early repayments, including $1.0 billion of the outstanding principal amount of the 8.50% senior secured notes and $310 million of equipment notes issued under EETCs, and $1.1 billion from the refinancing in connection with the 2014 Term Loan Facility. Additionally, we repaid all outstanding fuel financing obligations, including $914 million of repayments. These cash outflows were offset in part by $4.5 billion of proceeds from the issuance of long-term debt, primarily consisting of $2.7 billion from the issuance of EETCs, equipment loans and other notes payable in connection with the financing of certain aircraft and spare engines and proceeds from the 2014 Term Loan Facility, which refinanced $1.1 billion of existing term loans and provided $703 million of incremental term loan borrowings.
Our principal financing activities in the first six months of 2025 primarily included $2.4 billion in long-term debt and finance lease repayments, consisting of $1.6 billion in scheduled repayments, $487 million of early repayments for the outstanding principal amount of equipment notes issued under EETCs and $308 million of early repayments toward portions of the outstanding principal amounts of the 10.75% senior secured IP notes (IP Notes) and 10.75% senior secured LGA/DCA notes (LGA/DCA Notes). These cash outflows were offset in part by $1.7 billion of proceeds from the issuance of long-term debt, consisting of $1.0 billion from the issuance of the 2025 AAdvantage Term Loan Facility and $712 million from the issuance of equipment loans and other notes payable in connection with the financing of certain aircraft.
American
Operating Activities
American’s net cash provided by operating activities was $4.6 billion and $3.3 billion for the first six months of 2026 and 2025, respectively, a $1.4 billion period-over-period increase driven primarily by working capital increases principally in American’s air traffic liability and loyalty program deferred revenue, offset in part by lower profitability in the first six months of 2026 as compared to the same period in 2025.
Investing Activities
American’s net cash used in investing activities was $3.4 billion and $2.4 billion for the first six months of 2026 and 2025, respectively.
American’s principal investing activities in the first six months of 2026 included $1.9 billion in net purchases of short-term investments and $1.6 billion of capital expenditures, which primarily related to the purchase of 14 Boeing 737 MAX aircraft, eight Embraer E175 aircraft, four Bombardier CRJ900 aircraft, one Airbus A319 aircraft lease repurchase, 10 aircraft engines and aircraft purchase deposits.

American’s principal investing activities in the first six months of 2025 included $1.3 billion of capital expenditures, which primarily related to the purchase of 11 Boeing 737 MAX aircraft, three Bombardier CRJ900 aircraft, two Embraer E175 aircraft, one Airbus A321neo aircraft, one Boeing 787-9 aircraft, one Airbus A320 aircraft lease repurchase and five aircraft engines. Additionally, American had $1.6 billion in net purchases of short-term investments. These cash outflows were offset in part by $328 million in net proceeds from the issuance of the TMAT special facility revenue bonds and $200 million in proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at LAX.
Financing Activities
American’s net cash used in financing activities was $1.2 billion and $817 million for the first six months of 2026 and 2025, respectively.
American’s principal financing activities in the first six months of 2026 included $4.7 billion in long-term debt and finance lease repayments, consisting of $2.1 billion in scheduled repayments, $1.3 billion of early repayments, including $1.0 billion of the outstanding principal amount of the 8.50% senior secured notes and $310 million of equipment notes issued under EETCs, and $1.1 billion from the refinancing in connection with the 2014 Term Loan Facility. Additionally, American repaid all outstanding fuel financing obligations, including $914 million of repayments. These cash outflows were offset in part by $4.5 billion of proceeds from the issuance of long-term debt, primarily consisting of $2.7 billion from the issuance of EETCs, equipment loans and other notes payable in connection with the financing of certain aircraft and spare engines and proceeds from the 2014 Term Loan Facility, which refinanced $1.1 billion of existing term loans and provided $703 million of incremental term loan borrowings.
American’s principal financing activities in the first six months of 2025 primarily included $2.4 billion in long-term debt and finance lease repayments, consisting of $1.6 billion in scheduled repayments, $487 million of early repayments for the outstanding principal amount of equipment notes issued under EETCs and $308 million of early repayments toward portions of the outstanding principal amounts of the IP Notes and LGA/DCA Notes. These cash outflows were offset in part by $1.7 billion of proceeds from the issuance of long-term debt, consisting of $1.0 billion from the issuance of the 2025 AAdvantage Term Loan Facility and $712 million from the issuance of equipment loans and other notes payable in connection with the financing of certain aircraft.
Commitments
Significant Indebtedness
As of June 30, 2026, AAG had $28.6 billion in long-term debt, including current maturities of $3.0 billion. As of June 30, 2026, American had $24.8 billion in long-term debt, including current maturities of $3.0 billion. All material changes in our significant indebtedness since our 2025 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.
Aircraft and Engine Purchase Commitments
As of June 30, 2026, we had definitive purchase agreements for the acquisition of the following new aircraft (1):

	Remainder of 2026	2027	2028	2029 and Thereafter	Total
Airbus
A320 Family(2)	15	25	36	91	167
Boeing
737 Family	—	—	—	115	115
787 Family	—	6	3	10	19
Embraer
E175	11	14	17	30	72
Total	26	45	56	246	373

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
(2)The table above and the “Contractual Obligations” table below reflect our exercise of purchase options for six Airbus A320 Family aircraft in July 2026.
In addition, we have agreements for 58 spare engines to be delivered in the third quarter of 2026 and beyond. The “Contractual Obligations” table below reflects these commitments.
We intend to finance future aircraft deliveries and option exercises using cash on hand and long-term debt.
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

Contractual Obligations
The following table provides details of our estimated material cash requirements from contractual obligations as of June 30, 2026 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time and is subject to other conventions as set forth in the applicable accompanying footnotes.

	Payments Due by Period
	Remainder of 2026	2027	2028	2029	2030	2031 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$1,279	$3,448	$7,743	$3,775	$869	$7,705	$24,819
Interest obligations (b), (c)	687	1,288	957	626	495	1,322	5,375
Finance lease obligations	72	156	121	108	102	319	878
Aircraft and engine purchase commitments (d)	1,404	3,145	3,712	5,593	3,526	6,944	24,324
Operating lease commitments	751	1,405	1,298	1,186	1,014	3,235	8,889
Regional capacity purchase agreements (e)	581	1,151	1,080	899	457	398	4,566
Minimum pension obligations (f)	—	89	21	—	—	—	110
Retiree medical and other postretirement benefits (f)	56	113	116	115	112	588	1,100
Other purchase obligations (g)	4,900	4,476	3,550	1,894	694	4,433	19,947
Total American Contractual Obligations	9,730	15,271	18,598	14,196	7,269	24,944	90,008

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	—	—	—	—	1,757	1,989	3,746
Interest obligations (b)	105	229	227	221	176	50	1,008
Finance lease obligations	4	5	5	5	2	—	21
Operating lease commitments	7	9	8	7	6	35	72
Minimum pension obligations (f)	1	1	1	1	1	1	6
Other purchase obligations	8	13	5	2	—	—	28
Total AAG Contractual Obligations	$9,855	$15,528	$18,844	$14,432	$9,211	$27,019	$94,889

(a)Amounts represent contractual amounts due. Excludes $330 million and $2 million of unamortized debt discount, premium and issuance costs as of June 30, 2026 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at June 30, 2026.
(c)Includes $8.6 billion of future principal payments and $1.6 billion of future interest payments as of June 30, 2026, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
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

(f)Represents minimum pension contributions and expected contributions to our retiree medical and other postretirement plans based on actuarially determined estimates as of December 31, 2025 and is based on estimated payments through 2035. During the first six months of 2026, we made required contributions of $237 million and supplemental contributions of $50 million to our defined benefit pension plans.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AAG’s and American’s Market Risk Sensitive Instruments and Positions
Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2025 Form 10-K, except as updated below.
Aircraft Fuel
As of June 30, 2026, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2026 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2026 annual fuel expense by approximately $45 million. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity” in our 2025 Form 10-K.

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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our June 30, 2026 variable-rate debt and short-term investments balances, annual interest expense on variable-rate debt would increase by approximately $150 million and annual interest income on short-term investments would increase by approximately $80 million.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to the company’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of June 30, 2026 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s principal executive officer, the Chief Executive Officer (CEO), and principal financial officer, the Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

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
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the quarter ended June 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of AAG securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.1
Trust Supplement No. 2026-1A, dated as of May 11, 2026, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American's Current Report on Form 8-K filed on May 15, 2026 (Commission File No. 001-02691)).

4.2
Trust Supplement No. 2026-1B, dated as of May 11, 2026, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American's Current Report on Form 8-K filed on May 15, 2026 (Commission File No. 001-02691)).

4.3
Intercreditor Agreement (2026-1), dated as of May 11, 2026, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2026-1A and as Trustee of the American Airlines Pass Through Trust 2026-1B, Natixis, New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to American's Current Report on Form 8-K filed on May 15, 2026 (Commission File No. 001-02691)).

4.4
Deposit Agreement (Class A), dated as of May 11, 2026, between Wilmington Trust, National Association, as Escrow Agent, and Sumitomo Mitsui Banking Corporation, acting through its New York Branch, as Depositary (incorporated by reference to Exhibit 4.5 to American's Current Report on Form 8-K filed on May 15, 2026 (Commission File No. 001-02691)).

4.5
Deposit Agreement (Class B), dated as of May 11, 2026, between Wilmington Trust, National Association, as Escrow Agent, and Sumitomo Mitsui Banking Corporation, acting through its New York Branch, as Depositary (incorporated by reference to Exhibit 4.6 to American's Current Report on Form 8-K filed on May 15, 2026 (Commission File No. 001-02691)).

4.6
Escrow and Paying Agent Agreement (Class A), dated as of May 11, 2026, among Wilmington Trust, National Association, as Escrow Agent, Goldman Sachs & Co. LLC and MUFG Securities Americas Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2026-1A, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.7 to American's Current Report on Form 8-K filed on May 15, 2026 (Commission File No. 001-02691)).

4.7
Escrow and Paying Agent Agreement (Class B), dated as of May 11, 2026, among Wilmington Trust, National Association, as Escrow Agent, Goldman Sachs & Co. LLC and MUFG Securities Americas Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2026-1B, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.8 to American's Current Report on Form 8-K filed on May 15, 2026 (Commission File No. 001-02691)).

4.8
Note Purchase Agreement, dated as of May 11, 2026, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to American's Current Report on Form 8-K filed on May 15, 2026 (Commission File No. 001-02691)).

4.9
Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit 4.10 to American's Current Report on Form 8-K filed on May 15, 2026 (Commission File No. 001-02691)).

4.10
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit 4.11 to American's Current Report on Form 8-K filed on May 15, 2026 (Commission File No. 001-02691)).

4.11	Form of Pass Through Trust Certificate, Series 2026-1A (incorporated by reference to Exhibit 4.12 to American's Current Report on Form 8-K filed on May 15, 2026 (Commission File No. 001-02691)).
4.12	Form of Pass Through Trust Certificate, Series 2026-1B (incorporated by reference to Exhibit 4.13 to American's Current Report on Form 8-K filed on May 15, 2026 (Commission File No. 001-02691)).

Exhibit Number	Description
4.13
Revolving Credit Agreement (2026-1A), dated as of May 11, 2026, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2026-1A, as Borrower, and Natixis, New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to American's Current Report on Form 8-K filed on May 15, 2026 (Commission File No. 001-02691)).

4.14
Revolving Credit Agreement (2026-1B), dated as of May 11, 2026, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2026-1B, as Borrower, and Natixis, New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.15 to American's Current Report on Form 8-K filed on May 15, 2026 (Commission File No. 001-02691)).

10.1
Fourth Amendment to Term Loan Credit and Guaranty Agreement, dated as of February 12, 2026, among American Airlines, Inc., AAdvantage Loyalty IP Ltd., Barclays Bank PLC, as administrative agent, and Citibank, N.A.*

10.2
Twelfth Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of May 29, 2026, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference as Exhibit 10.1 to AAG’s Current Report on Form 8-K filed on May 29, 2026 (Commission File No. 1-8400)).*

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

American Airlines Group Inc.

Date: July 23, 2026	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: July 23, 2026	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)