Form 10-Q
period 2026-09-30
American Airlines Group Inc.; AMERICAN AIRLINES, INC.
filed 2026-10-22
CIK 6201, 4515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2026

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
As of October 16, 2026, there were 662,618,434 shares of American Airlines Group Inc. common stock outstanding.
As of October 16, 2026, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2026

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

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues:
Passenger	$14,900	$12,471	$42,609	$36,985
Cargo	274	212	761	612
Other	1,161	1,008	3,612	3,037
Total operating revenues	16,335	13,691	46,982	40,634
Operating expenses:
Aircraft fuel and related taxes	4,635	2,767	12,444	8,017
Salaries, wages and benefits	4,713	4,461	14,027	13,065
Regional expenses	1,449	1,370	4,288	4,053
Maintenance, materials and repairs	1,092	1,028	3,100	2,876
Other rent and landing fees	996	906	2,862	2,627
Aircraft rent	309	310	926	910
Selling expenses	553	483	1,664	1,467
Depreciation and amortization	493	474	1,446	1,418
Special items, net	9	7	29	125
Other	1,971	1,734	5,675	5,061
Total operating expenses	16,220	13,540	46,461	39,619
Operating income	115	151	521	1,015
Nonoperating income (expense):
Interest income	87	90	217	285
Interest expense, net	(435)	(432)	(1,242)	(1,294)
Other income (expense), net	(101)	49	(198)	42
Total nonoperating expense, net	(449)	(293)	(1,223)	(967)
Income (loss) before income taxes	(334)	(142)	(702)	48
Income tax provision (benefit)	(65)	(28)	(122)	36
Net income (loss)	$(269)	$(114)	$(580)	$12

Earnings (loss) per common share:
Basic	$(0.41)	$(0.17)	$(0.88)	$0.02
Diluted	$(0.41)	$(0.17)	$(0.88)	$0.02
Weighted average shares outstanding (in thousands):
Basic	662,706	660,358	662,026	659,788
Diluted	662,706	660,358	662,026	660,784
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(269)	$(114)	$(580)	$12
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	15	15	50	50
Investments	(1)	—	(4)	—
Total other comprehensive income, net of tax	14	15	46	50
Total comprehensive income (loss)	$(255)	$(99)	$(534)	$62
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$1,124	$954
Short-term investments	7,163	4,882
Restricted cash and short-term investments	555	735
Accounts receivable, net	1,928	2,075
Aircraft fuel, spare parts and supplies, net	3,171	2,792
Prepaid expenses and other	800	767
Total current assets	14,741	12,205
Operating property and equipment
Flight equipment	48,715	46,597
Ground property and equipment	10,808	10,479
Equipment purchase deposits	633	656
Total property and equipment, at cost	60,156	57,732
Less accumulated depreciation and amortization	(26,530)	(25,192)
Total property and equipment, net	33,626	32,540
Operating lease right-of-use assets	6,744	7,091
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $855 and $848, respectively	2,067	2,066
Deferred tax asset	2,477	2,368
Other assets	1,272	1,413
Total other assets	9,907	9,938
Total assets	$65,018	$61,774
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and finance leases	$3,692	$3,753
Accounts payable	3,334	2,840
Accrued salaries and wages	2,175	2,128
Air traffic liability	9,414	7,158
Loyalty program liability	4,446	3,725
Operating lease liabilities	1,032	1,058
Fuel financing	933	914
Other accrued liabilities	2,997	2,916
Total current liabilities	28,023	24,492
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	25,943	25,254
Pension and postretirement benefits	1,099	1,568
Loyalty program liability	7,068	6,839
Operating lease liabilities	5,607	5,905
Other liabilities	1,502	1,443
Total noncurrent liabilities	41,219	41,009
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 662,618,434 shares issued and outstanding at September 30, 2026; 660,301,080 shares issued and outstanding at December 31, 2025	7	7
Additional paid-in capital	7,424	7,387
Accumulated other comprehensive loss	(4,343)	(4,389)
Retained deficit	(7,312)	(6,732)
Total stockholders’ deficit	(4,224)	(3,727)
Total liabilities and stockholders’ equity (deficit)	$65,018	$61,774
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$4,541	$3,373
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(2,728)	(2,149)
Proceeds from sale-leaseback transactions and sale of property and equipment	77	243
Purchases of short-term investments	(5,026)	(4,801)
Sales of short-term investments	2,751	4,944
Decrease (increase) in restricted short-term investments	180	(20)
Other investing activities	(79)	279
Net cash used in investing activities	(4,825)	(1,504)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,933	2,169
Payments on long-term debt and finance leases	(5,347)	(4,087)
Other financing activities	(130)	85
Net cash provided by (used in) financing activities	456	(1,833)
Net increase in cash and restricted cash	172	36
Cash and restricted cash at beginning of period	1,056	902
Cash and restricted cash at end of period (1)	$1,228	$938

Non-cash transactions:
Right-of-use assets acquired through operating leases	$466	$984
Property and equipment acquired through finance leases and other	186	137
Finance leases converted to operating leases	42	47
Operating leases converted to finance leases	—	104
Supplemental information:
Interest paid, net	1,222	1,324

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$1,124	$835
Restricted cash included in restricted cash and short-term investments	104	103
Total cash and restricted cash	$1,228	$938
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2025	$7	$7,387	$(4,389)	$(6,732)	$(3,727)
Net loss	—	—	—	(382)	(382)
Other comprehensive income, net	—	—	17	—	17
Issuance of 1,084,057 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(7)	—	—	(7)
Share-based compensation expense	—	22	—	—	22
Balance at March 31, 2026	7	7,402	(4,372)	(7,114)	(4,077)
Net income	—	—	—	71	71
Other comprehensive income, net	—	—	15	—	15
Issuance of 551,529 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(3)	—	—	(3)
Share-based compensation expense	—	22	—	—	22
Balance at June 30, 2026	7	7,421	(4,357)	(7,043)	(3,972)
Net loss	—	—	—	(269)	(269)
Other comprehensive income, net	—	—	14	—	14
Issuance of 681,768 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(5)	—	—	(5)
Share-based compensation expense	—	8	—	—	8
Balance at September 30, 2026	$7	$7,424	$(4,343)	$(7,312)	$(4,224)

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except share amounts)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2024	$7	$7,424	$(4,565)	$(6,843)	$(3,977)
Net loss	—	—	—	(473)	(473)
Other comprehensive income, net	—	—	18	—	18
Settlement of warrants	—	(79)	—	—	(79)
Issuance of 1,914,837 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(13)	—	—	(13)
Share-based compensation expense	—	16	—	—	16
Balance at March 31, 2025	7	7,348	(4,547)	(7,316)	(4,508)
Net income	—	—	—	599	599
Other comprehensive income, net	—	—	17	—	17
Issuance of 316,253 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(1)	—	—	(1)
Share-based compensation expense	—	23	—	—	23
Balance at June 30, 2025	7	7,370	(4,530)	(6,717)	(3,870)
Net loss	—	—	—	(114)	(114)
Other comprehensive income, net	—	—	15	—	15
Issuance of 267,674 shares of AAG common stock pursuant to employee stock plans net of shares withheld for cash taxes	—	(2)	—	—	(2)
Share-based compensation expense	—	9	—	—	9
Balance at September 30, 2025	$7	$7,377	$(4,515)	$(6,831)	$(3,962)
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
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Litigation reserve adjustments	$6	$—	$18	$77
Labor contract expenses (1)	—	—	2	31
Other operating special items, net	3	7	9	17
Mainline operating special items, net	9	7	29	125
Regional operating special items, net	8	—	8	—
Operating special items, net	17	7	37	125

Mark-to-market adjustments on equity investments, net (2)	14	(4)	104	11
Impairment of equity investment (3)	78	—	78	—
Debt refinancing and extinguishment	—	—	63	19
Other nonoperating special items, net	3	—	14	(2)
Nonoperating special items, net	95	(4)	259	28

(1)Labor contract expenses for the nine months ended September 30, 2025 included a one-time charge resulting from adjustments to vacation accruals due to pay rate increases effective January 1, 2025, following the ratification of the contract extension in the fourth quarter of 2024 with our mainline maintenance and fleet service team members.
(2)Mark-to-market adjustments on equity investments, net, included unrealized gains and losses associated with certain equity investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
(3)In the third quarter of 2026, we recorded an impairment charge related to our equity investment in Republic Airways Holdings Inc. (Republic Holdings). See Note 8 for further information on our equity investments.
3. Earnings (Loss) Per Common Share
The following table provides the computation of basic and diluted earnings (loss) per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic EPS:
Net income (loss)	$(269)	$(114)	$(580)	$12
Weighted average common shares outstanding (in thousands)	662,706	660,358	662,026	659,788
Basic EPS	$(0.41)	$(0.17)	$(0.88)	$0.02

Diluted EPS:
Net income (loss) for purposes of computing diluted EPS	$(269)	$(114)	$(580)	$12
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	662,706	660,358	662,026	659,788
Dilutive effect of restricted stock unit awards	—	—	—	563
Dilutive effect of certain PSP Warrants and Treasury Loan Warrants	—	—	—	433
Diluted weighted average common shares outstanding	662,706	660,358	662,026	660,784
Diluted EPS	$(0.41)	$(0.17)	$(0.88)	$0.02
The following were excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock unit awards	1,055	1,873	1,401	1,424
6.50% convertible senior notes (1)	—	—	—	20,576

(1)On March 27, 2025, we provided notice to the holders of our 6.50% convertible senior notes due 2025 (Convertible Notes) that we would settle our Convertible Notes at their maturity in cash on July 1, 2025. As a result, we have excluded the Convertible Notes from the calculation of diluted EPS for the quarterly periods ended after March 31, 2025.
For the nine months ended September 30, 2026, excluded from the calculation of diluted EPS because inclusion of such shares would be antidilutive, are certain shares underlying the warrants issued pursuant to the payroll support program established under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (PSP2 Warrants) and the payroll support program established under the American Rescue Plan Act of 2021 (PSP3 Warrants).
During the first nine months of 2026, 2.8 million shares of PSP2 Warrants were exercised at an exercise price of $15.66 per share and net settled in cash for a nominal amount, reflected within other financing activities in the condensed consolidated statement of cash flows. Additionally, the remaining 3.8 million shares of PSP2 Warrants and 4.4 million shares of PSP3 Warrants expired.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
4. Revenue Recognition
Revenue
The following are the significant categories comprising our operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Passenger revenue:
Passenger travel	$13,761	$11,402	$39,372	$34,004
Loyalty revenue - travel (1)	1,139	1,069	3,237	2,981
Total passenger revenue	14,900	12,471	42,609	36,985
Cargo	274	212	761	612
Other:
Loyalty revenue - marketing services	983	831	3,068	2,566
Other revenue	178	177	544	471
Total other revenue	1,161	1,008	3,612	3,037
Total operating revenues	$16,335	$13,691	$46,982	$40,634

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is our total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Domestic	$10,489	$8,723	$30,205	$26,010
Latin America	1,618	1,340	5,307	4,795
Atlantic	2,438	2,109	5,893	5,160
Pacific	355	299	1,204	1,020
Total passenger revenue	$14,900	$12,471	$42,609	$36,985
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

	September 30, 2026	December 31, 2025
	(In millions)
Loyalty program liability	$11,514	$10,564
Air traffic liability	9,414	7,158
Total	$20,928	$17,722

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2025	$10,564
Deferral of revenue	4,304
Recognition of revenue (1)	(3,354)
Balance at September 30, 2026 (2)	$11,514

(1)Principally relates to revenue recognized from the redemption of mileage credits for air travel, non-air travel and other awards. Mileage credits are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of mileage credits that were part of the loyalty program liability balance at the beginning of the period, as well as mileage credits that were issued during the period.
(2)Mileage credits can be redeemed at any time and generally do not expire as long as the AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of September 30, 2026, our current loyalty program liability was $4.4 billion and represents our current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
Additionally, as of September 30, 2026, our loyalty program liability includes a one-time cash payment associated with the extension of a partner agreement announced in 2025.
The air traffic liability principally represents tickets sold for future travel on American, our regional carriers and partner airlines. The balance in our air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the nine months ended September 30, 2026, $5.3 billion of revenue was recognized in passenger revenue that was included in our air traffic liability at December 31, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
5. Debt
Debt included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2026	December 31, 2025
Secured
2013 Term Loan Facility, variable interest rate of 5.94%, installments until due in February 2028	$960	$970
2014 Term Loan Facility, variable interest rate of 6.76%, installments until due in May 2033	1,850	1,159
2023 Term Loan Facility, variable interest rate of 6.09%, installments until due in June 2029	1,078	1,078
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes	—	1,000
5.50% senior secured notes (1)	—	583
5.75% senior secured notes, installments until due in April 2029 (1)	2,750	3,000
2021 AAdvantage Term Loan Facility, variable interest rate of 5.98%, installments until due in April 2028 (1)	2,247	2,264
2025 AAdvantage Term Loan Facility, variable interest rate of 6.48%, installments until due in May 2032 (1)	988	995
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 4.54%, maturing from 2027 to 2039	9,332	6,912
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 6.76%, averaging 5.65%, maturing from 2027 to 2038	4,926	4,719
Special facility revenue bonds, fixed interest rates ranging from 3.00% to 5.38%, maturing from 2031 to 2036	694	789
	25,575	24,219
Unsecured
PSP1 Promissory Note, variable interest rate of 6.09%, interest only payments until due in April 2030	1,757	1,757
PSP2 Promissory Note, variable interest rate of 6.09%, interest only payments until due in January 2031	1,030	1,030
PSP3 Promissory Note, variable interest rate of 6.09%, interest only payments until due in April 2031	959	959
Senior short-term term loan facility	—	629
	3,746	4,375
Total	29,321	28,594
Less: Total unamortized debt discount, premium and issuance costs	346	314
Less: Current maturities	3,580	3,641
Long-term debt, net of current maturities	$25,395	$24,639

(1)Collectively referred to as the AAdvantage Financing.
As of September 30, 2026, the maximum availability under our revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$363
2014 Revolving Facility	1,296
2023 Revolving Facility	1,451
Other facilities (1)	400
Total	$3,510

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)

(1)Includes a revolving credit facility that provides for borrowing capacity of up to $350 million. In March 2026, American elected to exercise its option to extend the maturity date of the revolving credit facility by an additional year to March 2028. American also currently has $50 million of available borrowing capacity under a cargo receivables facility that is scheduled to expire in December 2026. There are no amounts drawn under these facilities.
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
2025-1 Aircraft EETCs
In November 2025, American created two pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2025-1 Class A and Class B EETCs (the 2025-1 Aircraft EETCs) in connection with the financing of 25 aircraft delivered to American from October 2025 through March 2026 (the 2025-1 Aircraft). In 2025, $978 million of the proceeds were used to purchase equipment notes issued by American in connection with the financing of 21 of the 2025-1 Aircraft. During the first nine months of 2026, approximately $127 million of proceeds were used to purchase equipment notes issued by American in connection with the financing of the four remaining 2025-1 Aircraft. As of September 30, 2026, there were no remaining proceeds held in escrow, and all proceeds had been used to purchase equipment notes issued by American. Interest and principal payments on equipment notes issued in connection with the 2025-1 Aircraft EETCs are payable semi-annually in May and November each year, with interest payments that began in May 2026 and principal payments scheduled to begin in November 2026.
Certain information regarding the 2025-1 Aircraft EETC equipment notes, as of September 30, 2026, is set forth in the table below:

2025-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$884 million	$221 million
Fixed interest rate per annum	4.90%	5.65%
Maturity date	May 2038	November 2034
2026-1 Aircraft EETCs
In May 2026, American created two pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2026-1 Class A and Class B EETCs (the 2026-1 Aircraft EETCs) in connection with the financing of 32 aircraft delivered to American from April 2013 through September 2026 (the 2026-1 Aircraft). As of September 30, 2026, all of the proceeds received from the sale of the 2026-1 Aircraft EETCs were used to purchase equipment notes issued by American in connection with the financing of the 2026-1 Aircraft. Interest and principal payments on equipment notes issued in connection with the 2026-1 Aircraft EETCs are payable semi-annually in May and November each year, with interest and principal payments scheduled to begin in November 2026.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Certain information regarding the 2026-1 Aircraft EETC equipment notes, as of September 30, 2026, is set forth in the table below:

2026-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$905 million	$236 million
Fixed interest rate per annum	5.25%	5.75%
Maturity date	November 2038	May 2035
2026 Engine EETCs
In June 2026, American created two pass-through trusts which issued $567 million aggregate face amount of Series 2026 Engine EETCs (the 2026 Engine EETCs), to refinance in full the $228 million outstanding principal amount of the 2019-1 Engine EETCs upon maturity and incur incremental borrowings in the aggregate principal amount of $339 million. The 2026 Engine EETCs have maturity dates from June 2031 to June 2033 and bear interest at fixed rates ranging from 5.46% to 6.04%.
2026-2 Aircraft EETCs
In August 2026, American created two pass-through trusts which issued approximately $1.3 billion aggregate face amount of Series 2026-2 Class A and Class B EETCs (the 2026-2 Aircraft EETCs) in connection with the financing of 37 aircraft previously delivered or scheduled to be delivered to American from July 2013 through February 2027 (the 2026-2 Aircraft). As of September 30, 2026, approximately $692 million of the proceeds were used to purchase equipment notes issued by American in connection with the financing of 23 of the 2026-2 Aircraft. Interest and principal payments on equipment notes issued in connection with the 2026-2 Aircraft EETCs are payable semi-annually in February and August each year, with interest and principal payments scheduled to begin in February 2027. As of September 30, 2026, the remaining proceeds of approximately $633 million were being held in escrow with a depositary for the benefit of the holders of the 2026-2 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2026-2 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheet because the proceeds held by the depositary for the benefit of the holders of the 2026-2 Aircraft EETCs are not American’s assets.
Certain information regarding the 2026-2 Aircraft EETC equipment notes, as of September 30, 2026, is set forth in the table below:

2026-2 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$1.1 billion	$274 million
Remaining escrowed proceeds	$502 million	$131 million
Fixed interest rate per annum	5.70%	6.30%
Maturity date	February 2039	August 2035
Equipment Loans and Other Notes Payable Issued in 2026
During the first nine months of 2026, American entered into agreements under which it borrowed $705 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2036 through 2038 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 5.87% as of September 30, 2026.
Other Financing Activities
During the first nine months of 2026, American paid in full $629 million of the outstanding principal amount of the senior short-term term loan facility due January 2026 and prepaid in full $1.0 billion of the outstanding principal amount of the 8.50% senior secured notes. Additionally, American prepaid $310 million of the outstanding principal amounts of equipment notes issued under EETCs, and these amounts were applied to repay the related trust certificates.

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
Our ability to use our NOLs and other carryforwards depends on the amount of taxable income generated in future periods. We provide a valuation allowance for our deferred tax assets, which include our NOLs and other carryforwards, when it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. We consider all available positive and negative evidence and make certain assumptions in evaluating the realizability of our deferred tax assets. Many factors are considered that impact our assessment of future profitability, including conditions which are beyond our control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand. We have determined that positive factors outweigh negative factors in the determination of the realizability of our deferred tax assets.
We have used the discrete method to calculate income taxes for the three and nine months ended September 30, 2026. At this time, we believe that the use of the discrete method is more appropriate than the estimated annual effective tax rate method due to the fact that small changes in projected full year income could cause material fluctuations in our annual effective tax rate applied during each quarter.
During the three and nine months ended September 30, 2026, we recorded an income tax benefit of $65 million and $122 million, respectively, which was substantially non-cash. Substantially all of our loss before income taxes is attributable to the United States.
7. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
We utilize the market approach to measure the fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2026.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2026
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$539	$539	$—	$—
Corporate obligations	3,998	—	3,998	—
Bank notes/certificates of deposit/time deposits	2,276	—	2,276	—
Repurchase agreements	350	—	350	—
	7,163	539	6,624	—
Restricted cash and short-term investments (1), (3)	555	377	178	—
Long-term investments (4)	105	105	—	—
Total	$7,823	$1,021	$6,802	$—

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
The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	September 30, 2026
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$28,975	$28,836	$—	$25,278	$3,558

	December 31, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$28,280	$28,582	$—	$25,051	$3,531
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
Our equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Republic Holdings (1)	Equity Method	20.8%	20.8%	$187	$254
China Southern Airlines	Fair Value	1.5%	1.5%	104	203
Other investments (2)	Various			117	146
Total				$408	$603

(1)In the third quarter of 2026, we determined that the decline in the fair value of our equity method investment in Republic Holdings was other-than-temporary. Accordingly, we recorded a $78 million nonoperating special charge for the impairment of our equity investment in Republic Holdings and reduced the carrying value to the estimated fair value using quoted market prices.
(2)Primarily includes our investment in JetSMART Holdings Limited, which is accounted for under the equity method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
9. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2026	2025	2026	2025
Service cost	$1	$1	$6	$6
Interest cost	176	180	16	18
Expected return on assets	(230)	(232)	(2)	(2)
Amortization of:
Prior service cost	—	—	4	4
Unrecognized net loss (gain)	20	21	(5)	(6)
Net periodic benefit cost (income)	$(33)	$(30)	$19	$20

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2026	2025	2026	2025
Service cost	$2	$2	$17	$18
Interest cost	529	547	48	53
Expected return on assets	(689)	(696)	(6)	(7)
Amortization of:
Prior service cost	—	—	13	13
Unrecognized net loss (gain)	64	68	(16)	(17)
Net periodic benefit cost (income)	$(94)	$(79)	$56	$60
Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first nine months of 2026, we made required contributions of $237 million and supplemental contributions of $50 million to our defined benefit pension plans.
10. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Provision (1)	Total
Balance at December 31, 2025	$(2,732)	$—	$(1,657)	$(4,389)
Other comprehensive income (loss) before reclassifications	3	(4)	—	(1)
Amounts reclassified from AOCI	61	—	(14)	47
Net current-period other comprehensive income (loss)	64	(4)	(14)	46
Balance at September 30, 2026	$(2,668)	$(4)	$(1,671)	$(4,343)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net loss until the obligations are fully extinguished. Amounts reclassified from AOCI are recognized within the income tax benefit on the condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.
(Unaudited)
Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	$10	$10	Nonoperating other income (expense), net
Actuarial loss	12	12	37	40	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$15	$15	$47	$50
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
Regional expenses for the three months ended September 30, 2026 and 2025 include $93 million and $84 million of depreciation and amortization, respectively, and $2 million of aircraft rent in each period. Regional expenses for the nine months ended September 30, 2026 and 2025 include $276 million and $244 million of depreciation and amortization, respectively, and $6 million and $7 million of aircraft rent, respectively.
During the three months ended September 30, 2026 and 2025, we recognized $184 million and $177 million, respectively, of expense under our capacity purchase agreement with Republic Airways Inc. (Republic). During the nine months ended September 30, 2026 and 2025, we recognized $548 million and $519 million, respectively, of expense under our capacity purchase agreement with Republic. We hold a 20.8% equity interest in Republic Holdings, the parent company of Republic.
12. Legal Proceedings
Private Party Antitrust Actions Related to the Northeast Alliance (NEA). On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against AAG and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the Eastern District of New York alleging that AAG and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against AAG and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. In March 2023, AAG filed a motion in the U.S. District Court for the District of Massachusetts case asking to transfer the case to the U.S. District Court for the Eastern District of New York and consolidate it with the cases pending in that venue. The U.S. District Court for the District of Massachusetts granted that motion. The remaining cases were consolidated with the other actions in the Eastern District of New York. In June 2023, the private party plaintiffs filed a second amended consolidated complaint, followed by a third amended complaint filed in August 2023. In September 2023, AAG, together with JetBlue, filed a motion to dismiss the third amended complaint. In September 2024, the court denied that motion. AAG and JetBlue filed answers to the private party plaintiffs’ third amended complaint in October 2024. In July 2026, the remaining private party plaintiff filed a motion for class certification limited to purchasers of American and JetBlue flights to or from Boston from April 1, 2021 through July 28, 2023. In October 2026, AAG, together with JetBlue, filed an opposition to that motion. We believe these lawsuits are without merit and are defending against them vigorously.

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

ITEM 1B. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues:
Passenger	$14,900	$12,471	$42,609	$36,985
Cargo	274	212	761	612
Other	1,160	1,005	3,609	3,031
Total operating revenues	16,334	13,688	46,979	40,628
Operating expenses:
Aircraft fuel and related taxes	4,635	2,767	12,444	8,017
Salaries, wages and benefits	4,711	4,459	14,019	13,058
Regional expenses	1,452	1,353	4,278	4,027
Maintenance, materials and repairs	1,092	1,028	3,100	2,876
Other rent and landing fees	996	906	2,862	2,627
Aircraft rent	309	310	926	910
Selling expenses	553	483	1,664	1,467
Depreciation and amortization	491	473	1,442	1,414
Special items, net	9	7	29	125
Other	1,972	1,735	5,680	5,065
Total operating expenses	16,220	13,521	46,444	39,586
Operating income	114	167	535	1,042
Nonoperating income (expense):
Interest income	231	249	639	732
Interest expense, net	(427)	(450)	(1,231)	(1,343)
Other income (expense), net	(101)	49	(200)	41
Total nonoperating expense, net	(297)	(152)	(792)	(570)
Income (loss) before income taxes	(183)	15	(257)	472
Income tax provision (benefit)	(32)	5	(26)	128
Net income (loss)	$(151)	$10	$(231)	$344
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(151)	$10	$(231)	$344
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	15	15	50	50
Investments	(1)	—	(4)	—
Total other comprehensive income, net of tax	14	15	46	50
Total comprehensive income (loss)	$(137)	$25	$(185)	$394
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$1,094	$936
Short-term investments	7,159	4,880
Restricted cash and short-term investments	555	735
Accounts receivable, net	1,891	2,041
Receivables from related parties, net	10,430	9,896
Aircraft fuel, spare parts and supplies, net	2,939	2,596
Prepaid expenses and other	678	645
Total current assets	24,746	21,729
Operating property and equipment
Flight equipment	48,318	46,226
Ground property and equipment	10,240	9,954
Equipment purchase deposits	633	656
Total property and equipment, at cost	59,191	56,836
Less accumulated depreciation and amortization	(25,935)	(24,621)
Total property and equipment, net	33,256	32,215
Operating lease right-of-use assets	6,699	7,038
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $855 and $848, respectively	2,067	2,066
Deferred tax asset	1,844	1,832
Other assets	1,115	1,276
Total other assets	9,117	9,265
Total assets	$73,818	$70,247
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and finance leases	$3,689	$3,750
Accounts payable	3,175	2,717
Accrued salaries and wages	1,985	1,957
Air traffic liability	9,414	7,158
Loyalty program liability	4,446	3,725
Operating lease liabilities	1,025	1,048
Fuel financing	933	914
Other accrued liabilities	2,871	2,768
Total current liabilities	27,538	24,037
Noncurrent liabilities
Long-term debt and finance leases, net of current maturities	22,187	21,509
Pension and postretirement benefits	1,098	1,566
Loyalty program liability	7,068	6,839
Operating lease liabilities	5,567	5,860
Other liabilities	1,465	1,408
Total noncurrent liabilities	37,385	37,182
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,520	17,468
Accumulated other comprehensive loss	(4,461)	(4,507)
Retained deficit	(4,164)	(3,933)
Total stockholder’s equity	8,895	9,028
Total liabilities and stockholder’s equity	$73,818	$70,247
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$4,440	$2,229
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(2,660)	(2,103)
Proceeds from sale-leaseback transactions and sale of property and equipment	77	243
Purchases of short-term investments	(5,025)	(4,801)
Sales of short-term investments	2,751	4,944
Decrease (increase) in restricted short-term investments	180	(20)
Other investing activities	(80)	280
Net cash used in investing activities	(4,757)	(1,457)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,933	2,169
Payments on long-term debt and finance leases	(5,343)	(3,086)
Other financing activities	(113)	180
Net cash provided by (used in) financing activities	477	(737)
Net increase in cash and restricted cash	160	35
Cash and restricted cash at beginning of period	1,038	893
Cash and restricted cash at end of period (1)	$1,198	$928

Non-cash transactions:
Right-of-use assets acquired through operating leases	$465	$980
Property and equipment acquired through finance leases and other	169	137
Finance leases converted to operating leases	42	47
Operating leases converted to finance leases	—	104
Supplemental information:
Interest paid, net	1,044	1,179

(1)The following table provides a reconciliation of cash and restricted cash to amounts reported within the condensed consolidated balance sheets:

Cash	$1,094	$825
Restricted cash included in restricted cash and short-term investments	104	103
Total cash and restricted cash	$1,198	$928
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions)(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2025	$—	$17,468	$(4,507)	$(3,933)	$9,028
Net loss	—	—	—	(274)	(274)
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	22	—	—	22
Balance at March 31, 2026	—	17,490	(4,490)	(4,207)	8,793
Net income	—	—	—	194	194
Other comprehensive income, net	—	—	15	—	15
Share-based compensation expense	—	22	—	—	22
Balance at June 30, 2026	—	17,512	(4,475)	(4,013)	9,024
Net loss	—	—	—	(151)	(151)
Other comprehensive income, net	—	—	14	—	14
Share-based compensation expense	—	8	—	—	8
Balance at September 30, 2026	$—	$17,520	$(4,461)	$(4,164)	$8,895

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at December 31, 2024	$—	$17,408	$(4,677)	$(4,497)	$8,234
Net loss	—	—	—	(384)	(384)
Other comprehensive income, net	—	—	18	—	18
Share-based compensation expense	—	15	—	—	15
Intercompany equity transfer	—	1	—	—	1
Balance at March 31, 2025	—	17,424	(4,659)	(4,881)	7,884
Net income	—	—	—	718	718
Other comprehensive income, net	—	—	17	—	17
Share-based compensation expense	—	22	—	—	22
Intercompany equity transfer	—	1	—	—	1
Balance at June 30, 2025	—	17,447	(4,642)	(4,163)	8,642
Net income	—	—	—	10	10
Other comprehensive income, net	—	—	15	—	15
Share-based compensation expense	—	9	—	—	9
Balance at September 30, 2025	$—	$17,456	$(4,627)	$(4,153)	$8,676
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
2. Special Items, Net
Special items, net in the condensed consolidated statements of operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Litigation reserve adjustments	$6	$—	$18	$77
Labor contract expenses (1)	—	—	2	31
Other operating special items, net	3	7	9	17
Mainline operating special items, net	9	7	29	125

Mark-to-market adjustments on equity investments, net (2)	14	(4)	104	11
Impairment of equity investment (3)	78	—	78	—
Debt refinancing and extinguishment	—	—	63	19
Other nonoperating special items, net	3	—	14	(2)
Nonoperating special items, net	95	(4)	259	28

(1)Labor contract expenses for the nine months ended September 30, 2025 included a one-time charge resulting from adjustments to vacation accruals due to pay rate increases effective January 1, 2025, following the ratification of the contract extension in the fourth quarter of 2024 with American’s mainline maintenance and fleet service team members.
(2)Mark-to-market adjustments on equity investments, net, included unrealized gains and losses associated with certain equity investments.
(3)In the third quarter of 2026, American recorded an impairment charge related to its equity investment in Republic Airways Holdings Inc. (Republic Holdings). See Note 7 for further information on American’s equity investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

3. Revenue Recognition
Revenue
The following are the significant categories comprising American’s operating revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Passenger revenue:
Passenger travel	$13,761	$11,402	$39,372	$34,004
Loyalty revenue - travel (1)	1,139	1,069	3,237	2,981
Total passenger revenue	14,900	12,471	42,609	36,985
Cargo	274	212	761	612
Other:
Loyalty revenue - marketing services	983	831	3,068	2,566
Other revenue	177	174	541	465
Total other revenue	1,160	1,005	3,609	3,031
Total operating revenues	$16,334	$13,688	$46,979	$40,628

(1)Loyalty revenue included in passenger revenue is principally comprised of mileage credit redemptions, which were earned from travel or co-branded credit card and other partners.
The following is American’s total passenger revenue by geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Domestic	$10,489	$8,723	$30,205	$26,010
Latin America	1,618	1,340	5,307	4,795
Atlantic	2,438	2,109	5,893	5,160
Pacific	355	299	1,204	1,020
Total passenger revenue	$14,900	$12,471	$42,609	$36,985
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

	September 30, 2026	December 31, 2025
	(In millions)
Loyalty program liability	$11,514	$10,564
Air traffic liability	9,414	7,158
Total	$20,928	$17,722

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The balance of the loyalty program liability fluctuates based on seasonal patterns, which impact the volume of mileage credits issued through travel or sold to co-branded credit card and other partners (deferral of revenue) and mileage credits redeemed (recognition of revenue). Changes in loyalty program liability are as follows (in millions):

Balance at December 31, 2025	$10,564
Deferral of revenue	4,304
Recognition of revenue (1)	(3,354)
Balance at September 30, 2026 (2)	$11,514

(1)Principally relates to revenue recognized from the redemption of mileage credits for air travel, non-air travel and other awards. Mileage credits are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of mileage credits that were part of the loyalty program liability balance at the beginning of the period, as well as mileage credits that were issued during the period.
(2)Mileage credits can be redeemed at any time and generally do not expire as long as the AAdvantage member has any type of qualifying activity at least every 24 months or if the AAdvantage member is the primary holder of a co-branded credit card. As of September 30, 2026, American’s current loyalty program liability was $4.4 billion and represents American’s current estimate of revenue expected to be recognized in the next 12 months based on historical trends, with the balance reflected in long-term loyalty program liability expected to be recognized as revenue in periods thereafter.
Additionally, as of September 30, 2026, American’s loyalty program liability includes a one-time cash payment associated with the extension of a partner agreement announced in 2025.
The air traffic liability principally represents tickets sold for future travel on American, its regional carriers and partner airlines. The balance in American’s air traffic liability also fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one year. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 months. For the nine months ended September 30, 2026, $5.3 billion of revenue was recognized in passenger revenue that was included in American’s air traffic liability at December 31, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

4. Debt
Debt included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2026	December 31, 2025
Secured
2013 Term Loan Facility, variable interest rate of 5.94%, installments until due in February 2028	$960	$970
2014 Term Loan Facility, variable interest rate of 6.76%, installments until due in May 2033	1,850	1,159
2023 Term Loan Facility, variable interest rate of 6.09%, installments until due in June 2029	1,078	1,078
7.25% senior secured notes, interest only payments until due in February 2028	750	750
8.50% senior secured notes	—	1,000
5.50% senior secured notes (1)	—	583
5.75% senior secured notes, installments until due in April 2029 (1)	2,750	3,000
2021 AAdvantage Term Loan Facility, variable interest rate of 5.98%, installments until due in April 2028 (1)	2,247	2,264
2025 AAdvantage Term Loan Facility, variable interest rate of 6.48%, installments until due in May 2032 (1)	988	995
Enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 2.88% to 7.15%, averaging 4.54%, maturing from 2027 to 2039	9,332	6,912
Equipment loans and other notes payable, fixed and variable interest rates ranging from 2.55% to 6.76%, averaging 5.65%, maturing from 2027 to 2038	4,926	4,719
Special facility revenue bonds, fixed interest rates ranging from 3.00% to 5.38%, maturing from 2031 to 2036	694	789
	25,575	24,219
Unsecured
Senior short-term term loan facility	—	629
Total	25,575	24,848
Less: Total unamortized debt discount, premium and issuance costs	344	313
Less: Current maturities	3,580	3,641
Long-term debt, net of current maturities	$21,651	$20,894

(1)Collectively referred to as the AAdvantage Financing.
As of September 30, 2026, the maximum availability under American’s revolving credit and other facilities is as follows (in millions):

2013 Revolving Facility	$363
2014 Revolving Facility	1,296
2023 Revolving Facility	1,451
Other facilities (1)	400
Total	$3,510

(1)Includes a revolving credit facility that provides for borrowing capacity of up to $350 million. In March 2026, American elected to exercise its option to extend the maturity date of the revolving credit facility by an additional year to March 2028. American also currently has $50 million of available borrowing capacity under a cargo receivables facility that is scheduled to expire in December 2026. There are no amounts drawn under these facilities.
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
2025-1 Aircraft EETCs
In November 2025, American created two pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2025-1 Class A and Class B EETCs (the 2025-1 Aircraft EETCs) in connection with the financing of 25 aircraft delivered to American from October 2025 through March 2026 (the 2025-1 Aircraft). In 2025, $978 million of the proceeds were used to purchase equipment notes issued by American in connection with the financing of 21 of the 2025-1 Aircraft. During the first nine months of 2026, approximately $127 million of proceeds were used to purchase equipment notes issued by American in connection with the financing of the four remaining 2025-1 Aircraft. As of September 30, 2026, there were no remaining proceeds held in escrow, and all proceeds had been used to purchase equipment notes issued by American. Interest and principal payments on equipment notes issued in connection with the 2025-1 Aircraft EETCs are payable semi-annually in May and November each year, with interest payments that began in May 2026 and principal payments scheduled to begin in November 2026.
Certain information regarding the 2025-1 Aircraft EETC equipment notes, as of September 30, 2026, is set forth in the table below:

2025-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$884 million	$221 million
Fixed interest rate per annum	4.90%	5.65%
Maturity date	May 2038	November 2034
2026-1 Aircraft EETCs
In May 2026, American created two pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2026-1 Class A and Class B EETCs (the 2026-1 Aircraft EETCs) in connection with the financing of 32 aircraft delivered to American from April 2013 through September 2026 (the 2026-1 Aircraft). As of September 30, 2026, all of the proceeds received from the sale of the 2026-1 Aircraft EETCs were used to purchase equipment notes issued by American in connection with the financing of the 2026-1 Aircraft. Interest and principal payments on equipment notes issued in connection with the 2026-1 Aircraft EETCs are payable semi-annually in May and November each year, with interest and principal payments scheduled to begin in November 2026.
Certain information regarding the 2026-1 Aircraft EETC equipment notes, as of September 30, 2026, is set forth in the table below:

2026-1 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$905 million	$236 million
Fixed interest rate per annum	5.25%	5.75%
Maturity date	November 2038	May 2035
2026 Engine EETCs
In June 2026, American created two pass-through trusts which issued $567 million aggregate face amount of Series 2026 Engine EETCs (the 2026 Engine EETCs), to refinance in full the $228 million outstanding principal amount of the 2019-1 Engine EETCs upon maturity and incur incremental borrowings in the aggregate principal amount of $339 million. The 2026 Engine EETCs have maturity dates from June 2031 to June 2033 and bear interest at fixed rates ranging from 5.46% to 6.04%.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

2026-2 Aircraft EETCs
In August 2026, American created two pass-through trusts which issued approximately $1.3 billion aggregate face amount of Series 2026-2 Class A and Class B EETCs (the 2026-2 Aircraft EETCs) in connection with the financing of 37 aircraft previously delivered or scheduled to be delivered to American from July 2013 through February 2027 (the 2026-2 Aircraft). As of September 30, 2026, approximately $692 million of the proceeds were used to purchase equipment notes issued by American in connection with the financing of 23 of the 2026-2 Aircraft. Interest and principal payments on equipment notes issued in connection with the 2026-2 Aircraft EETCs are payable semi-annually in February and August each year, with interest and principal payments scheduled to begin in February 2027. As of September 30, 2026, the remaining proceeds of approximately $633 million were being held in escrow with a depositary for the benefit of the holders of the 2026-2 Aircraft EETCs until such time as American issues additional equipment notes with respect to the remaining 2026-2 Aircraft to the pass-through trusts, which will purchase such additional equipment notes with the escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheet because the proceeds held by the depositary for the benefit of the holders of the 2026-2 Aircraft EETCs are not American’s assets.
Certain information regarding the 2026-2 Aircraft EETC equipment notes, as of September 30, 2026, is set forth in the table below:

2026-2 Aircraft EETCs
	Series A	Series B
Aggregate principal issued	$1.1 billion	$274 million
Remaining escrowed proceeds	$502 million	$131 million
Fixed interest rate per annum	5.70%	6.30%
Maturity date	February 2039	August 2035
Equipment Loans and Other Notes Payable Issued in 2026
During the first nine months of 2026, American entered into agreements under which it borrowed $705 million in connection with the financing of certain aircraft. Debt incurred under these agreements matures in 2036 through 2038 and bears interest at variable rates (comprised of SOFR plus an applicable margin) averaging 5.87% as of September 30, 2026.
Other Financing Activities
During the first nine months of 2026, American paid in full $629 million of the outstanding principal amount of the senior short-term term loan facility due January 2026 and prepaid in full $1.0 billion of the outstanding principal amount of the 8.50% senior secured notes. Additionally, American prepaid $310 million of the outstanding principal amounts of equipment notes issued under EETCs, and these amounts were applied to repay the related trust certificates.
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
American’s ability to use its NOLs and other carryforwards depends on the amount of taxable income generated in future periods. American provides a valuation allowance for its deferred tax assets, which include its NOLs and other carryforwards, when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. American considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets. Many factors are considered that impact American’s assessment of future profitability, including conditions which are beyond its control, such as the health of the economy, the availability and price volatility of aircraft fuel and travel demand. American has determined that positive factors outweigh negative factors in the determination of the realizability of its deferred tax assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

American has used the discrete method to calculate income taxes for the three and nine months ended September 30, 2026. At this time, American believes that the use of the discrete method is more appropriate than the estimated annual effective tax rate method due to the fact that small changes in projected full year income could cause material fluctuations in American’s annual effective tax rate applied during each quarter.
During the three and nine months ended September 30, 2026, American recorded an income tax benefit of $32 million and $26 million, respectively, which was substantially non-cash. Substantially all of American’s loss before income taxes is attributable to the United States.
6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments, restricted cash and restricted short-term investments classified as Level 2 utilize significant observable inputs, other than quoted prices in active markets, for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2026.
Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2026
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$537	$537	$—	$—
Corporate obligations	3,998	—	3,998	—
Bank notes/certificates of deposit/time deposits	2,274	—	2,274	—
Repurchase agreements	350	—	350	—
	7,159	537	6,622	—
Restricted cash and short-term investments (1), (3)	555	377	178	—
Long-term investments (4)	105	105	—	—
Total	$7,819	$1,019	$6,800	$—

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	September 30, 2026
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$25,231	$25,278	$—	$25,278	$—

	December 31, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Long-term debt, including current maturities	$24,535	$25,051	$—	$25,051	$—
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
American’s equity investment ownership interests and carrying values are as follows:

		Ownership Interest		Carrying Value (in millions)
	Accounting Treatment	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Republic Holdings (1)	Equity Method	20.8%	20.8%	$187	$254
China Southern Airlines	Fair Value	1.5%	1.5%	104	203
Other investments (2)	Various			117	146
Total				$408	$603

(1)In the third quarter of 2026, American determined that the decline in the fair value of its equity method investment in Republic Holdings was other-than-temporary. Accordingly, American recorded a $78 million nonoperating special charge for the impairment of its equity investment in Republic Holdings and reduced the carrying value to the estimated fair value using quoted market prices.
(2)Primarily includes American’s investment in JetSMART Holdings Limited, which is accounted for under the equity method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

8. Employee Benefit Plans
The following table provides the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2026	2025	2026	2025
Service cost	$1	$1	$6	$6
Interest cost	174	179	16	18
Expected return on assets	(228)	(231)	(2)	(2)
Amortization of:
Prior service cost	—	—	4	4
Unrecognized net loss (gain)	20	21	(5)	(6)
Net periodic benefit cost (income)	$(33)	$(30)	$19	$20

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2026	2025	2026	2025
Service cost	$2	$2	$17	$18
Interest cost	525	544	48	53
Expected return on assets	(684)	(693)	(6)	(7)
Amortization of:
Prior service cost	—	—	13	13
Unrecognized net loss (gain)	64	68	(16)	(17)
Net periodic benefit cost (income)	$(93)	$(79)	$56	$60
Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.
The service cost component of net periodic benefit cost (income) is included in operating expenses and the other components of net periodic benefit cost (income) are included in nonoperating other income (expense), net in the condensed consolidated statements of operations.
During the first nine months of 2026, American made required contributions of $236 million and supplemental contributions of $50 million to its defined benefit pension plans.
9. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Loss on Investments	Income Tax Provision (1)	Total
Balance at December 31, 2025	$(2,742)	$—	$(1,765)	$(4,507)
Other comprehensive income (loss) before reclassifications	3	(4)	—	(1)
Amounts reclassified from AOCI	61	—	(14)	47
Net current-period other comprehensive income (loss)	64	(4)	(14)	46
Balance at September 30, 2026	$(2,678)	$(4)	$(1,779)	$(4,461)

(1)Relates principally to pension, retiree medical and other postretirement benefits obligations that will not be recognized in net loss until the obligations are fully extinguished. Amounts reclassified from AOCI are recognized within the income tax benefit on the condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

Reclassifications out of AOCI are as follows (in millions):

	Amounts reclassified from AOCI				Affected line items on the condensed consolidated statements of operations
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost	$3	$3	$10	$10	Nonoperating other income (expense), net
Actuarial loss	12	12	37	40	Nonoperating other income (expense), net
Total reclassifications for the period, net of tax	$15	$15	$47	$50
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
Regional expenses for the three months ended September 30, 2026 and 2025 include $78 million and $75 million of depreciation and amortization, respectively, and $2 million of aircraft rent in each period. Regional expenses for the nine months ended September 30, 2026 and 2025 include $232 million and $216 million of depreciation and amortization, respectively, and $6 million and $7 million of aircraft rent, respectively.
During the three months ended September 30, 2026 and 2025, American recognized $184 million and $177 million, respectively, of expense under its capacity purchase agreement with Republic Airways Inc. (Republic). During the nine months ended September 30, 2026 and 2025, American recognized $548 million and $519 million, respectively, of expense under its capacity purchase agreement with Republic. American holds a 20.8% equity interest in Republic Holdings, the parent company of Republic.
11. Transactions with Related Parties
The following represents the net receivables (payables) from or to related parties (in millions):

	September 30, 2026	December 31, 2025
AAG	$12,512	$11,938
AAG’s wholly-owned subsidiaries (1)	(2,082)	(2,042)
Total	$10,430	$9,896

(1)The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.
(Unaudited)

12. Legal Proceedings
Private Party Antitrust Actions Related to the Northeast Alliance (NEA). On December 5, 2022 and December 7, 2022, two private party plaintiffs filed putative class action antitrust complaints against AAG and JetBlue Airways Corporation (JetBlue) in the U.S. District Court for the Eastern District of New York alleging that AAG and JetBlue violated U.S. antitrust law in connection with the previously disclosed NEA. These actions were consolidated on January 10, 2023. The private party plaintiffs filed an amended consolidated complaint on February 3, 2023. On February 2, 2023 and February 15, 2023, private party plaintiffs filed two additional putative class action antitrust complaints against AAG and JetBlue in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of New York, respectively. In March 2023, AAG filed a motion in the U.S. District Court for the District of Massachusetts case asking to transfer the case to the U.S. District Court for the Eastern District of New York and consolidate it with the cases pending in that venue. The U.S. District Court for the District of Massachusetts granted that motion. The remaining cases were consolidated with the other actions in the Eastern District of New York. In June 2023, the private party plaintiffs filed a second amended consolidated complaint, followed by a third amended complaint filed in August 2023. In September 2023, AAG, together with JetBlue, filed a motion to dismiss the third amended complaint. In September 2024, the court denied that motion. AAG and JetBlue filed answers to the private party plaintiffs’ third amended complaint in October 2024. In July 2026, the remaining private party plaintiff filed a motion for class certification limited to purchasers of American and JetBlue flights to or from Boston from April 1, 2021 through July 28, 2023. In October 2026, AAG, together with JetBlue, filed an opposition to that motion. AAG believes these lawsuits are without merit and is defending against them vigorously.
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
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Because of the amount of fuel needed to operate our business, even a relatively small increase or decrease in the price of aircraft fuel can have a material effect on our operating results and liquidity. Market prices for aircraft fuel have fluctuated substantially during the first nine months of 2026 and prices continue to be highly volatile, with market spot prices ranging from a low of approximately $1.86 per gallon to a high of approximately $4.78 per gallon during this period.
AAG’s Third Quarter 2026 Results
The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Passenger revenue	$14,900	$12,471	$2,429	19.5
Cargo revenue	274	212	62	29.1
Other operating revenue	1,161	1,008	153	15.2
Total operating revenues	16,335	13,691	2,644	19.3
Aircraft fuel and related taxes	4,635	2,767	1,868	67.5
Salaries, wages and benefits	4,713	4,461	252	5.7
Total operating expenses	16,220	13,540	2,680	19.8
Operating income	115	151	(36)	(23.4)
Pre-tax loss	(334)	(142)	192	nm(2)
Income tax benefit	(65)	(28)	37	nm
Net loss	(269)	(114)	155	nm

Pre-tax loss – GAAP	$(334)	$(142)	$192	nm
Adjusted for: pre-tax net special items (1)	112	3	109	nm
Pre-tax loss excluding net special items	$(222)	$(139)	$83	60.1

(1)See “Reconciliation of GAAP to Non-GAAP Financial Measures” below and Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for details on the components of net special items.
(2)Not meaningful or greater than 100% change.

Pre-Tax Loss and Net Loss
Pre-tax loss and net loss were $334 million and $269 million, respectively, in the third quarter of 2026. This compares to third quarter of 2025 pre-tax loss and net loss of $142 million and $114 million, respectively. Excluding the effects of pre-tax net special items, pre-tax loss was $222 million and $139 million in the third quarters of 2026 and 2025, respectively.
The period-over-period increase in pre-tax loss on both a GAAP basis and excluding pre-tax net special items was principally driven by increases in aircraft fuel and related taxes, salaries, wages and benefits and certain other operating expenses, offset in part by an increase in passenger revenue.
Revenue
In the third quarter of 2026, we reported total operating revenues of $16.3 billion, an increase of $2.6 billion, or 19.3%, from the third quarter of 2025. Passenger revenue was $14.9 billion in the third quarter of 2026, an increase of $2.4 billion, or 19.5%, from the third quarter of 2025. Passenger revenue performance improved in the third quarter of 2026, with a 14.6% increase in PRASM compared to the third quarter of 2025, primarily driven by higher passenger yield, which increased 18.3% year over year. We had strong revenue performance across all regions with domestic and international PRASM increasing by 13.6% and 16.4%, respectively, primarily driven by an increase in passenger yield of 18.0% and 18.5%, respectively.
Cargo revenue increased $62 million, or 29.1%, in the third quarter of 2026 from the third quarter of 2025, primarily due to a 14.7% increase in cargo ton miles and a 12.6% increase in cargo yield.
Other operating revenue increased $153 million, or 15.2%, in the third quarter of 2026 from the third quarter of 2025, driven primarily by higher revenue associated with our loyalty program. During the three months ended September 30, 2026 and 2025, cash payments from co-branded credit card and other partners were $1.7 billion and $1.5 billion, respectively.
Our total revenue per available seat mile (TRASM) was 20.25 cents in the third quarter of 2026, a 14.5% increase as compared to 17.69 cents in the third quarter of 2025.
Fuel
Aircraft fuel and related taxes was $4.6 billion in the third quarter of 2026, which was $1.9 billion, or 67.5%, higher as compared to the third quarter of 2025. This was primarily due to a 62.7% increase in the average price per gallon of aircraft fuel including related taxes to $3.85 in the third quarter of 2026 compared to $2.37 in the third quarter of 2025 and a 3.0% increase in gallons of fuel consumed due to increased capacity.
As of September 30, 2026, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity” in our 2025 Form 10-K.
Other Costs
We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: general economic conditions and the price of fuel. Additionally, we continue to focus on initiatives to reengineer our business through the use of digital solutions, process enhancements and procurement transformation and we intend to continue to invest in reengineering our business through the remainder of 2026 and beyond to build an even more efficient airline and continue to manage costs while delivering a better experience for our customers and team members.
Our 2026 third quarter total operating cost per available seat mile (CASM) was 20.10 cents, an increase of 14.9% compared to 17.49 cents in the third quarter of 2025. The increase in CASM was primarily driven by higher costs for aircraft fuel, salaries, wages and benefits and other operating expenses.

Our 2026 third quarter CASM excluding net special items, fuel and profit sharing was 14.34 cents, an increase of 3.0% compared to 13.92 cents in the third quarter of 2025, which was primarily driven by higher costs for salaries, wages and benefits and other operating expenses.
For a reconciliation of CASM to CASM excluding net special items, fuel and profit sharing see “Reconciliation of GAAP to Non-GAAP Financial Measures” below.
Liquidity
As of September 30, 2026, we had $11.8 billion in total available liquidity, consisting of $8.3 billion in unrestricted cash and short-term investments, and $3.5 billion in total undrawn capacity under revolving credit and other facilities.
During the first nine months of 2026, we completed the following financing transactions (see Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on 2026 financing activities):
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
•prepaid $310 million of the outstanding principal amounts of certain equipment notes issued under enhanced equipment trust certificates (EETCs); and
•received approximately $4.1 billion in proceeds from EETCs, equipment loans and other notes payable in connection with the financing of certain aircraft and spare engines.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Reconciliation of Pre-Tax Income (Loss) Excluding Net Special Items:
Pre-tax income (loss) – GAAP	$(334)	$(142)	$(702)	$48
Pre-tax net special items (1):
Mainline operating special items, net	9	7	29	125
Regional operating special items, net	8	—	8	—
Nonoperating special items, net	95	(4)	259	28
Total pre-tax net special items	112	3	296	153
Pre-tax income (loss) excluding net special items	$(222)	$(139)	$(406)	$201

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of CASM Excluding Net Special Items, Fuel and Profit Sharing:
(In millions)
Total operating expenses – GAAP	$16,220	$13,540	$46,461	$39,619
Operating net special items (1):
Mainline operating special items, net	(9)	(7)	(29)	(125)
Regional operating special items, net	(8)	—	(8)	—
Aircraft fuel and related taxes	(4,635)	(2,767)	(12,444)	(8,017)
Profit sharing	—	8	—	(33)
Total operating expenses, excluding net special items, fuel and profit sharing	$11,568	$10,774	$33,980	$31,444

Total available seat miles (ASM)	80,680	77,400	234,533	224,939
(In cents)
CASM	20.10	17.49	19.81	17.61
Operating net special items per ASM (1):
Mainline operating special items, net	(0.01)	(0.01)	(0.01)	(0.06)
Regional operating special items, net	(0.01)	—	—	—
Aircraft fuel and related taxes per ASM	(5.74)	(3.58)	(5.31)	(3.56)
Profit sharing per ASM	—	0.01	—	(0.01)
CASM, excluding net special items, fuel and profit sharing	14.34	13.92	14.49	13.98

(1)See Note 2 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for further information on net special items.

AAG’s Results of Operations
Operating Statistics
The table below sets forth selected operating data for the three and nine months ended September 30, 2026 and 2025. Amounts may not recalculate due to rounding.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025		2026	2025
Revenue passenger miles (millions) (a)	67,265	66,580	1.0%	193,934	188,698	2.8%
Available seat miles (millions) (b)	80,680	77,400	4.2%	234,533	224,939	4.3%
Passenger load factor (percent) (c)	83.4	86.0	(2.6)pts	82.7	83.9	(1.2)pts
Yield (cents) (d)	22.15	18.73	18.3%	21.97	19.60	12.1%
Passenger revenue per available seat mile (cents) (e)	18.47	16.11	14.6%	18.17	16.44	10.5%
Total revenue per available seat mile (cents) (f)	20.25	17.69	14.5%	20.03	18.06	10.9%
Fuel consumption (gallons in millions)	1,204	1,169	3.0%	3,473	3,375	2.9%
Average aircraft fuel price including related taxes (dollars per gallon)	3.85	2.37	62.7%	3.58	2.38	50.8%
Total operating cost per available seat mile (cents) (g)	20.10	17.49	14.9%	19.81	17.61	12.5%
Aircraft at end of period (h)	1,624	1,555	4.4%	1,624	1,555	4.4%
Full-time equivalent employees at end of period	141,100	136,900	3.1%	141,100	136,900	3.1%

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
(h)Includes aircraft owned and leased by American as well as aircraft operated by third-party regional carriers under capacity purchase agreements. Excluded from the aircraft count above are two Bombardier CRJ900 regional aircraft that are held in temporary storage as of September 30, 2026.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Operating Revenues

	Three Months Ended September 30,		Increase	Percent Increase
	2026	2025
	(In millions, except percentage changes)
Passenger	$14,900	$12,471	$2,429	19.5
Cargo	274	212	62	29.1
Other	1,161	1,008	153	15.2
Total operating revenues	$16,335	$13,691	$2,644	19.3
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Three Months Ended September 30, 2025
	Three Months Ended September 30, 2026	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$14,900	1.0%	4.2%	(2.6)pts	18.3%	14.6%
Passenger revenue increased $2.4 billion, or 19.5%, in the third quarter of 2026 from the third quarter of 2025 with a 14.6% increase in PRASM compared to the third quarter of 2025, primarily driven by higher passenger yield, which increased 18.3% year over year. We had strong revenue performance across all regions, with domestic and international PRASM increasing by 13.6% and 16.4%, respectively, primarily driven by an increase in passenger yield of 18.0% and 18.5%, respectively.
Cargo revenue increased $62 million, or 29.1%, in the third quarter of 2026 from the third quarter of 2025, primarily due to a 14.7% increase in cargo ton miles and a 12.6% increase in cargo yield.
Other operating revenue increased $153 million, or 15.2%, in the third quarter of 2026 from the third quarter of 2025, driven primarily by higher revenue associated with our loyalty program. During the three months ended September 30, 2026 and 2025, cash payments from co-branded credit card and other partners were $1.7 billion and $1.5 billion, respectively.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$4,635	$2,767	$1,868	67.5
Salaries, wages and benefits	4,713	4,461	252	5.7
Regional expenses	1,449	1,370	79	5.8
Maintenance, materials and repairs	1,092	1,028	64	6.2
Other rent and landing fees	996	906	90	9.9
Aircraft rent	309	310	(1)	(0.5)
Selling expenses	553	483	70	14.7
Depreciation and amortization	493	474	19	3.9
Mainline operating special items, net	9	7	2	22.5
Other	1,971	1,734	237	13.7
Total operating expenses	$16,220	$13,540	$2,680	19.8

Aircraft fuel and related taxes increased $1.9 billion, or 67.5%, in the third quarter of 2026 from the third quarter of 2025, primarily due to a 62.7% increase in the average price per gallon of aircraft fuel including related taxes to $3.85 in the third quarter of 2026 compared to $2.37 in the third quarter of 2025 and a 3.0% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $252 million, or 5.7%, in the third quarter of 2026 from the third quarter of 2025, primarily due to annual contractual wage rate increases and a 2.7% increase in mainline full-time equivalent employees subsequent to the third quarter of 2025.
Regional expenses increased $79 million, or 5.8%, in the third quarter of 2026 from the third quarter of 2025, primarily due to an increase in regional flight operations as regional capacity, as measured by ASMs, increased 7.5% in the third quarter of 2026 from the third quarter of 2025.
Maintenance, materials and repairs increased $64 million, or 6.2%, in the third quarter of 2026 from the third quarter of 2025, primarily due to increased costs for engine overhauls and component part repairs driven by higher volume and flight hours.
Other rent and landing fees increased $90 million, or 9.9%, in the third quarter of 2026 from the third quarter of 2025, primarily due to rate increases at certain airports.
Selling expenses increased $70 million, or 14.7%, in the third quarter of 2026 from the third quarter of 2025, primarily due to higher commissions from renegotiated agency contracts and higher credit card fees, both driven by increased passenger revenue.
Other operating expenses increased $237 million, or 13.7%, in the third quarter of 2026 from the third quarter of 2025, primarily driven by higher costs for onboard food and catering, crew travel, ground and cargo handling, international navigation fees, airport lounge operations, Wi-Fi and certain general and administrative expenses.
Operating Special Items, Net

	Three Months Ended September 30,
	2026	2025
	(In millions)
Litigation reserve adjustments	$6	$—
Other operating special items, net	3	7
Mainline operating special items, net	9	7
Regional operating special items, net	8	—
Operating special items, net	$17	$7
Nonoperating Results

	Three Months Ended September 30,		Decrease	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Interest income	$87	$90	$(3)	(3.8)
Interest expense, net	(435)	(432)	(3)	0.7
Other income (expense), net	(101)	49	(150)	nm
Total nonoperating expense, net	$(449)	$(293)	$(156)	53.8
Interest income decreased $3 million, or 3.8%, in the third quarter of 2026 from the third quarter of 2025, primarily due to lower interest rates resulting in reduced returns, offset in part by a higher average balance of our short-term investments. Interest expense, net increased $3 million, or 0.7%, in the third quarter of 2026 from the third quarter of 2025, primarily due to the issuance of debt subsequent to the third quarter of 2025 and higher interest rates on our variable-rate debt instruments, offset in part by repayments of higher interest debt.

In the third quarter of 2026, other nonoperating expense, net, included $95 million of net special charges, primarily related to an impairment charge associated with our equity investment in Republic Airways Holdings Inc. (Republic Holdings) and mark-to-market net unrealized losses associated with certain equity investments.
In the third quarter of 2025, other nonoperating income, net, primarily included $31 million of net earnings related to our equity investments accounted for under the equity method and $17 million of non-service-related pension and other postretirement benefit plan income.
Income Taxes
In the third quarter of 2026, we recorded an income tax benefit of $65 million. Substantially all of our loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Operating Revenues

	Nine Months Ended September 30,		Increase	Percent Increase
	2026	2025
	(In millions, except percentage changes)
Passenger	$42,609	$36,985	$5,624	15.2
Cargo	761	612	149	24.3
Other	3,612	3,037	575	18.9
Total operating revenues	$46,982	$40,634	$6,348	15.6
This table presents our passenger revenue and the period-over-period change in certain operating statistics:

		Increase (Decrease) vs. Nine Months Ended September 30, 2025
	Nine Months Ended September 30, 2026	RPMs	ASMs	Load Factor	Passenger Yield	PRASM
	(In millions)
Passenger revenue	$42,609	2.8%	4.3%	(1.2)pts	12.1%	10.5%
Passenger revenue increased $5.6 billion, or 15.2%, in the first nine months of 2026 from the first nine months of 2025 with a 10.5% increase in PRASM compared to the first nine months of 2025, primarily driven by higher passenger yield, which increased 12.1% year over year. We had strong revenue performance across all regions, with domestic and international PRASM both increasing by 10.4%, primarily driven by an increase in passenger yield of 12.7% and 10.6%, respectively.
Cargo revenue increased $149 million, or 24.3%, in the first nine months of 2026 from the first nine months of 2025, primarily due to a 15.5% increase in cargo ton miles and a 7.6% increase in cargo yield.
Other operating revenue increased $575 million, or 18.9%, in the first nine months of 2026 from the first nine months of 2025, driven primarily by higher revenue associated with our loyalty program. During the nine months ended September 30, 2026 and 2025, cash payments from co-branded credit card and other partners were $6.3 billion and $4.7 billion, respectively. Cash payments for the first nine months of 2026 included a one-time payment associated with the extension of a partner agreement announced in 2025.

Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$12,444	$8,017	$4,427	55.2
Salaries, wages and benefits	14,027	13,065	962	7.4
Regional expenses	4,288	4,053	235	5.8
Maintenance, materials and repairs	3,100	2,876	224	7.8
Other rent and landing fees	2,862	2,627	235	9.0
Aircraft rent	926	910	16	1.7
Selling expenses	1,664	1,467	197	13.4
Depreciation and amortization	1,446	1,418	28	2.0
Mainline operating special items, net	29	125	(96)	(76.6)
Other	5,675	5,061	614	12.1
Total operating expenses	$46,461	$39,619	$6,842	17.3
Aircraft fuel and related taxes increased $4.4 billion, or 55.2%, in the first nine months of 2026 from the first nine months of 2025, primarily due to a 50.8% increase in the average price per gallon of aircraft fuel including related taxes to $3.58 in the first nine months of 2026 compared to $2.38 in the first nine months of 2025 and a 2.9% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $962 million, or 7.4%, in the first nine months of 2026 from the first nine months of 2025, primarily due to annual contractual wage rate increases and a 2.7% increase in mainline full-time equivalent employees subsequent to the first nine months of 2025.
Regional expenses increased $235 million, or 5.8%, in the first nine months of 2026 from the first nine months of 2025, primarily due to an increase in regional flight operations as regional capacity, as measured by ASMs, increased 7.0% in the first nine months of 2026 from the first nine months of 2025.
Maintenance, materials and repairs increased $224 million, or 7.8%, in the first nine months of 2026 from the first nine months of 2025, primarily due to increased costs for engine overhauls and component part repairs driven by higher volume and flight hours.
Other rent and landing fees increased $235 million, or 9.0%, in the first nine months of 2026 from the first nine months of 2025, primarily due to rate increases at certain airports.
Selling expenses increased $197 million, or 13.4%, in the first nine months of 2026 from the first nine months of 2025, primarily due to higher commissions from renegotiated agency contracts and higher credit card fees, both driven by increased passenger revenue, as well as higher advertising expenses.
Other operating expenses increased $614 million, or 12.1%, in the first nine months of 2026 from the first nine months of 2025, primarily driven by higher costs for onboard food and catering, crew travel, ground and cargo handling, Wi-Fi, international navigation fees, airport lounge operations and certain general and administrative expenses.

Operating Special Items, Net

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Litigation reserve adjustments	$18	$77
Labor contract expenses (1)	2	31
Other operating special items, net	9	17
Mainline operating special items, net	29	125
Regional operating special items, net	8	—
Operating special items, net	$37	$125

(1)Labor contract expenses for the nine months ended September 30, 2025 included a one-time charge resulting from adjustments to vacation accruals due to pay rate increases effective January 1, 2025, following the ratification of the contract extension in the fourth quarter of 2024 with our mainline maintenance and fleet service team members.
Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Interest income	$217	$285	$(68)	(24.0)
Interest expense, net	(1,242)	(1,294)	52	(4.0)
Other income (expense), net	(198)	42	(240)	nm
Total nonoperating expense, net	$(1,223)	$(967)	$(256)	26.5
Interest income decreased $68 million, or 24.0%, in the first nine months of 2026 from the first nine months of 2025, primarily due to lower interest rates and a lower average balance of our short-term investments, resulting in reduced returns. Interest expense, net decreased $52 million, or 4.0%, in the first nine months of 2026 from the first nine months of 2025, primarily due to repayments of higher interest debt, offset in part by the issuance of debt subsequent to the third quarter of 2025 and higher interest rates on our variable-rate debt instruments.
In the first nine months of 2026, other nonoperating expense, net, included $259 million of net special charges, primarily related to mark-to-market net unrealized losses associated with certain equity investments, an impairment charge related to our equity investment in Republic Holdings and costs associated with debt refinancings and extinguishments, offset in part by $57 million of non-service-related pension and other postretirement benefit plan income.
In the first nine months of 2025, other nonoperating income, net, included $46 million of net earnings related to our equity investments accounted for under the equity method and $39 million of non-service-related pension and other postretirement benefit plan income, offset in part by $28 million of net special charges primarily for mark-to-market net unrealized losses associated with certain equity investments and debt refinancings and extinguishments.
Income Taxes
In the first nine months of 2026, we recorded an income tax benefit of $122 million. Substantially all of our loss before income taxes is attributable to the United States.
See Note 6 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A for additional information on income taxes.

American’s Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Operating Revenues

	Three Months Ended September 30,		Increase	Percent Increase
	2026	2025
	(In millions, except percentage changes)
Passenger	$14,900	$12,471	$2,429	19.5
Cargo	274	212	62	29.1
Other	1,160	1,005	155	15.4
Total operating revenues	$16,334	$13,688	$2,646	19.3
Passenger revenue increased $2.4 billion, or 19.5%, in the third quarter of 2026 from the third quarter of 2025 due to strong revenue performance across all regions, with domestic and international PRASM increasing compared to the third quarter of 2025, primarily driven by higher passenger yield.
Cargo revenue increased $62 million, or 29.1%, in the third quarter of 2026 from the third quarter of 2025, primarily due to an increase in cargo ton miles and cargo yield.
Other operating revenue increased $155 million, or 15.4%, in the third quarter of 2026 from the third quarter of 2025, driven primarily by higher revenue associated with American’s loyalty program. During the three months ended September 30, 2026 and 2025, cash payments from co-branded credit card and other partners were $1.7 billion and $1.5 billion, respectively.
Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$4,635	$2,767	$1,868	67.5
Salaries, wages and benefits	4,711	4,459	252	5.7
Regional expenses	1,452	1,353	99	7.3
Maintenance, materials and repairs	1,092	1,028	64	6.2
Other rent and landing fees	996	906	90	9.9
Aircraft rent	309	310	(1)	(0.5)
Selling expenses	553	483	70	14.7
Depreciation and amortization	491	473	18	3.9
Mainline operating special items, net	9	7	2	22.5
Other	1,972	1,735	237	13.7
Total operating expenses	$16,220	$13,521	$2,699	20.0
Aircraft fuel and related taxes increased $1.9 billion, or 67.5%, in the third quarter of 2026 from the third quarter of 2025, primarily due to a 62.7% increase in the average price per gallon of aircraft fuel including related taxes to $3.85 in the third quarter of 2026 compared to $2.37 in the third quarter of 2025 and a 3.0% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $252 million, or 5.7%, in the third quarter of 2026 from the third quarter of 2025, primarily due to annual contractual wage rate increases and a 2.7% increase in mainline full-time equivalent employees subsequent to the third quarter of 2025.
Regional expenses increased $99 million, or 7.3%, in the third quarter of 2026 from the third quarter of 2025, primarily due to an increase in regional flight operations.

Maintenance, materials and repairs increased $64 million, or 6.2%, in the third quarter of 2026 from the third quarter of 2025, primarily due to increased costs for engine overhauls and component part repairs driven by higher volume and flight hours.
Other rent and landing fees increased $90 million, or 9.9%, in the third quarter of 2026 from the third quarter of 2025, primarily due to rate increases at certain airports.
Selling expenses increased $70 million, or 14.7%, in the third quarter of 2026 from the third quarter of 2025, primarily due to higher commissions from renegotiated agency contracts and higher credit card fees, both driven by increased passenger revenue.
Other operating expenses increased $237 million, or 13.7%, in the third quarter of 2026 from the third quarter of 2025, primarily driven by higher costs for onboard food and catering, crew travel, ground and cargo handling, international navigation fees, airport lounge operations, Wi-Fi and certain general and administrative expenses.
Operating Special Items, Net

	Three Months Ended September 30,
	2026	2025
	(In millions)
Litigation reserve adjustments	$6	$—
Other operating special items, net	3	7
Mainline operating special items, net	$9	$7
Nonoperating Results

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Interest income	$231	$249	$(18)	(7.3)
Interest expense, net	(427)	(450)	23	(5.1)
Other income (expense), net	(101)	49	(150)	nm
Total nonoperating expense, net	$(297)	$(152)	$(145)	95.6
Interest income decreased $18 million, or 7.3%, in the third quarter of 2026 from the third quarter of 2025, primarily due to lower interest rates resulting in reduced returns, offset in part by a higher average balance of American’s short-term investments. Interest expense, net decreased $23 million, or 5.1%, in the third quarter of 2026 from the third quarter of 2025, primarily due to repayments of higher interest debt, offset in part by the issuance of debt subsequent to the third quarter of 2025.
In the third quarter of 2026, other nonoperating expense, net, included $95 million of net special charges, primarily related to an impairment charge associated with American’s equity investment in Republic Holdings and mark-to-market net unrealized losses associated with certain equity investments.
In the third quarter of 2025, other nonoperating income, net, primarily included $31 million of net earnings related to American’s equity investments accounted for under the equity method and $17 million of non-service-related pension and other postretirement benefit plan income.
Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In the third quarter of 2026, American recorded an income tax benefit of $32 million. Substantially all of American’s loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Operating Revenues

	Nine Months Ended September 30,		Increase	Percent Increase
	2026	2025
	(In millions, except percentage changes)
Passenger	$42,609	$36,985	$5,624	15.2
Cargo	761	612	149	24.3
Other	3,609	3,031	578	19.1
Total operating revenues	$46,979	$40,628	$6,351	15.6
Passenger revenue increased $5.6 billion, or 15.2%, in the first nine months of 2026 from the first nine months of 2025 due to strong revenue performance across all regions, with domestic and international PRASM increasing compared to the first nine months of 2025, primarily driven by higher passenger yield.
Cargo revenue increased $149 million, or 24.3%, in the first nine months of 2026 from the first nine months of 2025, primarily due to an increase in cargo ton miles and cargo yield.
Other operating revenue increased $578 million, or 19.1%, in the first nine months of 2026 from the first nine months of 2025, driven primarily by higher revenue associated with American’s loyalty program. During the nine months ended September 30, 2026 and 2025, cash payments from co-branded credit card and other partners were $6.3 billion and $4.7 billion, respectively. Cash payments for the first nine months of 2026 included a one-time payment associated with the extension of a partner agreement announced in 2025.
Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$12,444	$8,017	$4,427	55.2
Salaries, wages and benefits	14,019	13,058	961	7.4
Regional expenses	4,278	4,027	251	6.2
Maintenance, materials and repairs	3,100	2,876	224	7.8
Other rent and landing fees	2,862	2,627	235	9.0
Aircraft rent	926	910	16	1.7
Selling expenses	1,664	1,467	197	13.4
Depreciation and amortization	1,442	1,414	28	2.0
Mainline operating special items, net	29	125	(96)	(76.6)
Other	5,680	5,065	615	12.2
Total operating expenses	$46,444	$39,586	$6,858	17.3
Aircraft fuel and related taxes increased $4.4 billion, or 55.2%, in the first nine months of 2026 from the first nine months of 2025, primarily due to a 50.8% increase in the average price per gallon of aircraft fuel including related taxes to $3.58 in the first nine months of 2026 compared to $2.38 in the first nine months of 2025 and a 2.9% increase in gallons of fuel consumed due to increased capacity.
Salaries, wages and benefits increased $961 million, or 7.4%, in the first nine months of 2026 from the first nine months of 2025, primarily due to annual contractual wage rate increases and a 2.7% increase in mainline full-time equivalent employees subsequent to the first nine months of 2025.
Regional expenses increased $251 million, or 6.2%, in the first nine months of 2026 from the first nine months of 2025, primarily due to an increase in regional flight operations.

Maintenance, materials and repairs increased $224 million, or 7.8%, in the first nine months of 2026 from the first nine months of 2025, primarily due to increased costs for engine overhauls and component part repairs driven by higher volume and flight hours.
Other rent and landing fees increased $235 million, or 9.0%, in the first nine months of 2026 from the first nine months of 2025, primarily due to rate increases at certain airports.
Selling expenses increased $197 million, or 13.4%, in the first nine months of 2026 from the first nine months of 2025, primarily due to higher commissions from renegotiated agency contracts and higher credit card fees, both driven by increased passenger revenue, as well as higher advertising expenses.
Other operating expenses increased $615 million, or 12.2%, in the first nine months of 2026 from the first nine months of 2025, primarily driven by higher costs for onboard food and catering, crew travel, ground and cargo handling, Wi-Fi, international navigation fees, airport lounge operations and certain general and administrative expenses.
Operating Special Items, Net

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Litigation reserve adjustments	$18	$77
Labor contract expenses (1)	2	31
Other operating special items, net	9	17
Mainline operating special items, net	$29	$125

(1)Labor contract expenses for the nine months ended September 30, 2025 included a one-time charge resulting from adjustments to vacation accruals due to pay rate increases effective January 1, 2025, following the ratification of the contract extension in the fourth quarter of 2024 with American’s mainline maintenance and fleet service team members.
Nonoperating Results

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
	(In millions, except percentage changes)
Interest income	$639	$732	$(93)	(12.8)
Interest expense, net	(1,231)	(1,343)	112	(8.4)
Other income (expense), net	(200)	41	(241)	nm
Total nonoperating expense, net	$(792)	$(570)	$(222)	38.9
Interest income decreased $93 million, or 12.8%, in the first nine months of 2026 from the first nine months of 2025, primarily due to lower interest rates and a lower average balance of American’s short-term investments, resulting in reduced returns. Interest expense, net decreased $112 million, or 8.4%, in the first nine months of 2026 from the first nine months of 2025, primarily due to repayments of higher interest debt, offset in part by the issuance of debt subsequent to the third quarter of 2025.
In the first nine months of 2026, other nonoperating expense, net, included $259 million of net special charges, primarily related to mark-to-market net unrealized losses associated with certain equity investments, an impairment charge related to American’s equity investment in Republic Holdings and costs associated with debt refinancings and extinguishments, offset in part by $56 million of non-service-related pension and other postretirement benefit plan income.
In the first nine months of 2025, other nonoperating income, net, included $46 million of net earnings related to American’s equity investments accounted for under the equity method and $39 million of non-service-related pension and other postretirement benefit plan income, offset in part by $28 million of net special charges primarily for mark-to-market net unrealized losses associated with certain equity investments and debt refinancings and extinguishments.

Income Taxes
American is a member of AAG’s consolidated federal and certain state income tax returns.
In the first nine months of 2026, American recorded an income tax benefit of $26 million. Substantially all of American’s loss before income taxes is attributable to the United States.
See Note 5 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B for additional information on income taxes.
Liquidity and Capital Resources
Liquidity
At September 30, 2026, AAG had $11.8 billion in total available liquidity and $555 million in restricted cash and short-term investments. Additional detail regarding our available liquidity is provided in the table below (in millions):

	AAG		American
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Cash	$1,124	$954	$1,094	$936
Short-term investments	7,163	4,882	7,159	4,880
Undrawn facilities	3,510	3,397	3,510	3,397
Total available liquidity	$11,797	$9,233	$11,763	$9,213
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
Sources and Uses of Cash
AAG
Operating Activities
Our net cash provided by operating activities was $4.5 billion and $3.4 billion for the first nine months of 2026 and 2025, respectively, a $1.2 billion period-over-period increase driven primarily by working capital increases principally in our air traffic liability and loyalty program liability, offset in part by lower profitability in the first nine months of 2026 as compared to the same period in 2025.

Investing Activities
Our net cash used in investing activities was $4.8 billion and $1.5 billion for the first nine months of 2026 and 2025, respectively.
Our principal investing activities in the first nine months of 2026 included $2.7 billion of capital expenditures, which primarily related to the purchase of 14 Boeing 737 MAX aircraft, 14 Embraer E175 aircraft, five Airbus A321XLR aircraft, four Bombardier CRJ900 aircraft, two Airbus A321neo aircraft, one Airbus A319 aircraft lease repurchase, 21 aircraft engines and aircraft purchase deposits. Additionally, we had $2.3 billion in net purchases of short-term investments.
Our principal investing activities in the first nine months of 2025 included $2.1 billion of capital expenditures, which primarily related to the purchase of 13 Boeing 737 MAX aircraft, six Embraer E175 aircraft, five Bombardier CRJ900 aircraft, three Boeing 787-9 aircraft, two Airbus A321XLR aircraft, one Airbus A321neo aircraft, one Airbus A320 aircraft lease repurchase and seven aircraft engines. These cash outflows were offset in part by $328 million in net proceeds from the issuance of the Tulsa Municipal Airport Trust (TMAT) special facility revenue bonds and $243 million in proceeds from sale-leaseback transactions and sale of property and equipment, which primarily related to the modernization of Terminals 4 and 5 at Los Angeles International Airport (LAX). Additionally, we had $143 million in net sales of short-term investments.
Financing Activities
Our net cash provided by financing activities was $456 million for the first nine months of 2026 as compared to net cash used in financing activities of $1.8 billion for the first nine months of 2025.
Our principal financing activities in the first nine months of 2026 included $5.9 billion of proceeds from the issuance of long-term debt, primarily consisting of $4.1 billion from the issuance of EETCs, equipment loans and other notes payable in connection with the financing of certain aircraft and spare engines and proceeds from the 2014 Term Loan Facility, which refinanced $1.1 billion of existing term loans and provided $703 million of incremental term loan borrowings. These cash inflows were offset in part by $5.3 billion in long-term debt and finance lease repayments, primarily consisting of $2.8 billion in scheduled repayments, $1.3 billion of early repayments, including $1.0 billion of the outstanding principal amount of the 8.50% senior secured notes and $310 million of equipment notes issued under EETCs, and $1.1 billion from the refinancing in connection with the 2014 Term Loan Facility.
Our principal financing activities in the first nine months of 2025 primarily included $4.1 billion in long-term debt and finance lease repayments, consisting of $3.3 billion in scheduled repayments, including the $1.0 billion cash settlement of AAG’s 6.50% convertible senior notes. Long-term debt and finance lease repayments also included early repayments of $487 million for the outstanding principal amount of equipment notes issued under EETCs and $308 million toward portions of the outstanding principal amounts of the 10.75% senior secured IP notes (IP Notes) and 10.75% senior secured LGA/DCA notes (LGA/DCA Notes). These cash outflows were offset in part by $2.2 billion of proceeds from the issuance of long-term debt, consisting of $1.0 billion from the issuance of the 2025 AAdvantage Term Loan Facility and $1.2 billion from the issuance of equipment loans and other notes payable in connection with the financing of certain aircraft.
American
Operating Activities
American’s net cash provided by operating activities was $4.4 billion and $2.2 billion for the first nine months of 2026 and 2025, respectively, a $2.2 billion period-over-period increase driven primarily by working capital increases principally in American’s air traffic liability and loyalty program liability, as well as changes in net receivables from related parties primarily due to the scheduled repayment of AAG’s $1.0 billion 6.50% convertible senior notes in the first nine months of 2025. These increases were offset in part by lower profitability in the first nine months of 2026 as compared to the same period in 2025.
Investing Activities
American’s net cash used in investing activities was $4.8 billion and $1.5 billion for the first nine months of 2026 and 2025, respectively.

American’s principal investing activities in the first nine months of 2026 included $2.7 billion of capital expenditures, which primarily related to the purchase of 14 Boeing 737 MAX aircraft, 14 Embraer E175 aircraft, five Airbus A321XLR aircraft, four Bombardier CRJ900 aircraft, two Airbus A321neo aircraft, one Airbus A319 aircraft lease repurchase, 21 aircraft engines and aircraft purchase deposits. Additionally, American had $2.3 billion in net purchases of short-term investments.
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
Financing Activities
American’s net cash provided by financing activities was $477 million for the first nine months of 2026 as compared to net cash used in financing activities of $737 million for the first nine months of 2025.
American’s principal financing activities in the first nine months of 2026 included $5.9 billion of proceeds from the issuance of long-term debt, primarily consisting of $4.1 billion from the issuance of EETCs, equipment loans and other notes payable in connection with the financing of certain aircraft and spare engines and proceeds from the 2014 Term Loan Facility, which refinanced $1.1 billion of existing term loans and provided $703 million of incremental term loan borrowings. These cash inflows were offset in part by $5.3 billion in long-term debt and finance lease repayments, primarily consisting of $2.8 billion in scheduled repayments, $1.3 billion of early repayments, including $1.0 billion of the outstanding principal amount of the 8.50% senior secured notes and $310 million of equipment notes issued under EETCs, and $1.1 billion from the refinancing in connection with the 2014 Term Loan Facility.
American’s principal financing activities in the first nine months of 2025 primarily included $3.1 billion in long-term debt and finance lease repayments, consisting of $2.3 billion in scheduled repayments and early repayments of $487 million for the outstanding principal amount of equipment notes issued under EETCs and $308 million toward portions of the outstanding principal amounts of the IP Notes and LGA/DCA Notes. These cash outflows were offset in part by $2.2 billion of proceeds from the issuance of long-term debt, consisting of $1.0 billion from the issuance of the 2025 AAdvantage Term Loan Facility and $1.2 billion from the issuance of equipment loans and other notes payable in connection with the financing of certain aircraft.
Commitments
Significant Indebtedness
As of September 30, 2026, AAG had $29.3 billion in long-term debt, including current maturities of $3.6 billion. As of September 30, 2026, American had $25.6 billion in long-term debt, including current maturities of $3.6 billion. All material changes in our significant indebtedness since our 2025 Form 10-K are discussed in Note 5 to AAG’s Condensed Consolidated Financial Statements in Part I, Item 1A and Note 4 to American’s Condensed Consolidated Financial Statements in Part I, Item 1B.

Aircraft and Engine Purchase Commitments
As of September 30, 2026, we had definitive purchase agreements for the acquisition of the following new aircraft (1):

	Remainder of 2026	2027	2028	2029 and Thereafter	Total
Airbus
A320 Family (2)	7	27	31	100	165
Boeing
737 Family	—	—	—	115	115
787 Family	—	6	3	10	19
Embraer
E175	5	14	17	30	66
Total	12	47	51	255	365

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
(2)The table above and the “Contractual Obligations” table below reflect our exercise of purchase options for five Airbus A320 Family aircraft in October 2026.
In addition, we have committed to purchase two Boeing 777-200ER aircraft off-lease in the fourth quarter of 2026. We also have agreements for 58 spare engines to be delivered in the fourth quarter of 2026 and beyond. The “Contractual Obligations” table below reflects these commitments.
We intend to finance future aircraft deliveries and option exercises using cash on hand and long-term financing.
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

Contractual Obligations
The following table provides details of our estimated material cash requirements from contractual obligations as of September 30, 2026 (in millions). The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time and is subject to other conventions as set forth in the applicable accompanying footnotes.

	Payments Due by Period
	Remainder of 2026	2027	2028	2029	2030	2031 and Thereafter	Total
American
Long-term debt:
Principal amount (a), (c)	$631	$3,550	$7,861	$3,884	$972	$8,677	$25,575
Interest obligations (b), (c)	361	1,431	1,117	755	604	1,683	5,951
Finance lease obligations	36	153	119	106	101	319	834
Aircraft and engine purchase commitments (d)	625	3,135	3,606	5,641	3,982	7,067	24,056
Operating lease commitments	374	1,416	1,320	1,206	1,034	3,294	8,644
Regional capacity purchase agreements (e)	296	1,178	1,107	929	489	462	4,461
Minimum pension obligations (f)	—	89	21	—	—	—	110
Retiree medical and other postretirement benefits (f)	28	113	116	115	112	588	1,072
Other purchase obligations (g)	2,899	5,786	3,258	2,514	936	4,219	19,612
Total American Contractual Obligations	5,250	16,851	18,525	15,150	8,230	26,309	90,315

AAG Parent and Other AAG Subsidiaries
Long-term debt:
Principal amount (a)	—	—	—	—	1,757	1,989	3,746
Interest obligations (b)	—	243	263	259	204	58	1,027
Finance lease obligations	—	5	5	5	2	—	17
Operating lease commitments	6	9	8	7	6	35	71
Minimum pension obligations (f)	1	1	1	1	1	1	6
Other purchase obligations	6	13	5	2	—	—	26
Total AAG Contractual Obligations	$5,263	$17,122	$18,807	$15,424	$10,200	$28,392	$95,208

(a)Amounts represent contractual amounts due. Excludes $344 million and $2 million of unamortized debt discount, premium and issuance costs as of September 30, 2026 for American and AAG Parent, respectively. For additional information, see Note 5 and Note 4 to AAG’s and American’s Condensed Consolidated Financial Statements in Part I, Items 1A and 1B, respectively.
(b)For variable-rate debt, future interest obligations are estimated using the current forward rates at September 30, 2026.
(c)Includes $9.3 billion of future principal payments and $1.9 billion of future interest payments as of September 30, 2026, related to EETCs associated with mortgage financings of certain aircraft and spare engines.
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

(f)Represents minimum pension contributions and expected contributions to our retiree medical and other postretirement plans based on actuarially determined estimates as of December 31, 2025 and is based on estimated payments through 2035. During the first nine months of 2026, we made required contributions of $237 million and supplemental contributions of $50 million to our defined benefit pension plans.
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
Aircraft Fuel
As of September 30, 2026, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review this policy from time to time based on market conditions and other factors. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Based on our 2026 forecasted fuel consumption, we estimate that a one cent per gallon increase in the price of aircraft fuel would increase our 2026 annual fuel expense by approximately $45 million. See Part I, Item 1A. Risk Factors – “Our business is very dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices or significant disruptions in the supply of aircraft fuel could have a significant negative impact on consumer demand, our operating results and liquidity” in our 2025 Form 10-K.

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
Interest
Our earnings and cash flow are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments and our interest income from short-term, interest-bearing investments. If annual interest rates increase 100 basis points, based on our September 30, 2026 variable-rate debt and short-term investments balances, annual interest expense on variable-rate debt would increase by approximately $150 million and annual interest income on short-term investments would increase by approximately $80 million.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to the company’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of September 30, 2026 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s principal executive officer, the Chief Executive Officer (CEO), and principal financial officer, the Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2026, there have been no changes in AAG’s or American’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, as noted above, the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

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
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the quarter ended September 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of AAG securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.1
Trust Supplement No. 2026-2A, dated as of August 10, 2026, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on August 12, 2026 (Commission File No. 001-02691)).

4.2
Trust Supplement No. 2026-2B, dated as of August 10, 2026, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on August 12, 2026 (Commission File No. 001-02691)).

4.3
Intercreditor Agreement (2026-2), dated as of August 10, 2026, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2026-2A and as Trustee of the American Airlines Pass Through Trust 2026-2B, Natixis, New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on August 12, 2026 (Commission File No. 001-02691)).

4.4
Deposit Agreement (Class A), dated as of August 10, 2026, between Wilmington Trust, National Association, as Escrow Agent, and Sumitomo Mitsui Banking Corporation, acting through its New York Branch, as Depositary (incorporated by reference to Exhibit 4.5 to American’s Current Report on Form 8-K filed on August 12, 2026 (Commission File No. 001-02691)).

4.5
Deposit Agreement (Class B), dated as of August 10, 2026, between Wilmington Trust, National Association, as Escrow Agent, and Sumitomo Mitsui Banking Corporation, acting through its New York Branch, as Depositary (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on August 12, 2026 (Commission File No. 001-02691)).

4.6
Escrow and Paying Agent Agreement (Class A), dated as of August 10, 2026, among Wilmington Trust, National Association, as Escrow Agent, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2026-2A, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.7 to American’s Current Report on Form 8-K filed on August 12, 2026 (Commission File No. 001-02691)).

4.7
Escrow and Paying Agent Agreement (Class B), dated as of August 10, 2026, among Wilmington Trust, National Association, as Escrow Agent, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., for themselves and on behalf of the several Underwriters, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2026-2B, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.8 to American’s Current Report on Form 8-K filed on August 12, 2026 (Commission File No. 001-02691)).

4.8
Note Purchase Agreement, dated as of August 10, 2026, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.9 to American’s Current Report on Form 8-K filed on August 12, 2026 (Commission File No. 001-02691)).

4.9
Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (incorporated by reference to Exhibit 4.10 to American’s Current Report on Form 8-K filed on August 12, 2026 (Commission File No. 001-02691)).

4.10
Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (incorporated by reference to Exhibit 4.11 to American’s Current Report on Form 8-K filed on August 12, 2026 (Commission File No. 001-02691)).

4.11	Form of Pass Through Trust Certificate, Series 2026-2A (incorporated by reference to Exhibit 4.12 to American’s Current Report on Form 8-K filed on August 12, 2026 (Commission File No. 001-02691)).
4.12	Form of Pass Through Trust Certificate, Series 2026-2B (incorporated by reference to Exhibit 4.13 to American’s Current Report on Form 8-K filed on August 12, 2026 (Commission File No. 001-02691)).

Exhibit Number	Description
4.13
Revolving Credit Agreement (2026-2A), dated as of August 10, 2026, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2026-2A, as Borrower, and Natixis, New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.14 to American’s Current Report on Form 8-K filed on August 12, 2026 (Commission File No. 001-02691)).

4.14
Revolving Credit Agreement (2026-2B), dated as of August 10, 2026, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2026-2B, as Borrower, and Natixis, New York Branch, as Liquidity Provider (incorporated by reference to Exhibit 4.15 to American’s Current Report on Form 8-K filed on August 12, 2026 (Commission File No. 001-02691)).

10.1	Supplemental Agreement No. 38, dated as of August 7, 2026, to Purchase Agreement No. 03735 dated as of February 1, 2013, by and between American Airlines, Inc. and The Boeing Company.*
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language).
104.1	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101.1).

*	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines Group Inc.

Date: October 22, 2026	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: October 22, 2026	By:	/s/ Devon E. May
Devon E. May
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)